Form 10-Q
period 1996-03-31
COMMUNITY FIRST BANKSHARES INC
filed 1996-05-15
CIK 857593

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      March 31, 1996
                                        ------------------------

                                          OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to __________

                          Commission file number   0-19368
                                             -----------

                           COMMUNITY FIRST BANKSHARES, INC.
                        --------------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                                46-0391436
    -------------------------------    -------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

         520 Main Avenue
           Fargo, ND                                  58124
    -------------------------------    -------------------------------------
    (Address of principal executive offices)     (Zip Code)

                              (701) 298-5600
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: YES   X   NO
                                             -----    -------

At May 8, 1996,  11,448,856 shares of Common Stock were outstanding.

              ---------------------------------------------------------

                           COMMUNITY FIRST BANKSHARES, INC.

                                      FORM 10-Q

                             QUARTER ENDED MARCH 31, 1996

                                        INDEX



PART I - FINANCIAL INFORMATION:                                             PAGE

    Item 1.   Condensed Consolidated Financial Statements and Notes .....   3-8

    Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..................  9-13

PART II - OTHER INFORMATION:

    Item 1.   Legal Proceedings .........................................    14

    Item 2.   Changes in Securities .....................................    14

    Item 3.   Defaults Upon Senior Securities ...........................    14


    Item 4.   Submission of Matters to a Vote of Security Holders .......    14

    Item 5.   Other Information .........................................    14

    Item 6.   Exhibits and Reports on Form 8-K ..........................    14

SIGNATURES ..............................................................    15

                           COMMUNITY FIRST BANKSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                                       March 31,  December 31,
(Dollars in thousands)                                      1996          1995
- --------------------------------------------------------------------------------
                                                        (unaudited)
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . .$   74,453    $  106,882
Federal funds sold and securities purchased under
  agreements to resell . . . . . . . . . . . . . . . .    12,200        10,220
Interest-bearing deposits. . . . . . . . . . . . . . .     2,220         3,065
Available-for-sale securities. . . . . . . . . . . . .   409,400       405,127
Held-to-maturity securities (fair values: $215,914 and
 $222,227, respectively) . . . . . . . . . . . . . . .   216,065       221,417
Loans. . . . . . . . . . . . . . . . . . . . . . . . . 1,491,568     1,495,450
  Less: Allowance for loan losses. . . . . . . . . . .   (20,072)      (19,549)
- --------------------------------------------------------------------------------
    Net loans. . . . . . . . . . . . . . . . . . . . . 1,471,496     1,475,901
Bank premises and equipment. . . . . . . . . . . . . .    42,003        35,737
Accrued interest receivable. . . . . . . . . . . . . .    24,692        25,525
Other assets . . . . . . . . . . . . . . . . . . . . .    18,720        20,089
Intangible assets. . . . . . . . . . . . . . . . . . .    22,454        22,824
- --------------------------------------------------------------------------------
    Total assets . . . . . . . . . . . . . . . . . . .$2,293,703  $  2,326,787
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing. . . . . . . . . . . . . . . . .$  246,127    $  280,292
  Interest-bearing . . . . . . . . . . . . . . . . . . 1,710,074     1,709,649
- --------------------------------------------------------------------------------
    Total deposits . . . . . . . . . . . . . . . . . . 1,956,201     1,989,941
Federal funds purchased and securities sold under
  agreements to repurchase . . . . . . . . . . . . . .    43,039        42,932
Other short-term borrowings. . . . . . . . . . . . . .    56,913        40,779
Long-term debt . . . . . . . . . . . . . . . . . . . .    49,770        69,788
Capital lease obligations. . . . . . . . . . . . . . .     3,388         1,364
Accrued interest payable . . . . . . . . . . . . . . .    14,469        14,864
Other liabilities. . . . . . . . . . . . . . . . . . .     8,900        10,104
- --------------------------------------------------------------------------------
    Total liabilities. . . . . . . . . . . . . . . . . 2,132,680     2,169,772

Minority interest. . . . . . . . . . . . . . . . . . .       898           956
Shareholders' equity:
  Preferred stock. . . . . . . . . . . . . . . . . . .    23,000        23,000
  Common stock . . . . . . . . . . . . . . . . . . . .       115           115
  Capital surplus. . . . . . . . . . . . . . . . . . .    43,342        42,177
  Retained earnings. . . . . . . . . . . . . . . . . .    95,234        91,831
  Common stock in treasury, at cost --
    March 31, 1996 -- 37,477 shares, December 31,
    1995 -- 78,624 shares. . . . . . . . . . . . . . .      (566)       (1,064)
- --------------------------------------------------------------------------------
    Total equity . . . . . . . . . . . . . . . . . . .   160,125       156,059
- --------------------------------------------------------------------------------
    Total liabilities and equity . . . . . . . . . . .$2,293,703    $2,326,787
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                           COMMUNITY FIRST BANKSHARES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
(Dollars in thousands, except per share data)                       (restated)
(Unaudited)                                                 1996         1995
- --------------------------------------------------------------------------------
Interest income:
  Loans. . . . . . . . . . . . . . . . . . . . . . . . $  34,509     $  25,749
  Investment securities. . . . . . . . . . . . . . . .     9,229         8,065
  Interest-bearing deposits. . . . . . . . . . . . . .        34            92
  Federal funds sold and resale agreements . . . . . .       283           172
- --------------------------------------------------------------------------------
    Total interest income. . . . . . . . . . . . . . .    44,055        34,078

Interest expense:
  Deposits . . . . . . . . . . . . . . . . . . . . . .    17,784        13,179
  Short-term and other borrowings. . . . . . . . . . .       885         1,398
  Long-term debt . . . . . . . . . . . . . . . . . . .     1,077           536
- --------------------------------------------------------------------------------
    Total interest expense . . . . . . . . . . . . . .    19,746        15,113
- --------------------------------------------------------------------------------
Net interest income. . . . . . . . . . . . . . . . . .    24,309        18,965
Provision for loan losses. . . . . . . . . . . . . . .       847           519
- --------------------------------------------------------------------------------
Net interest income after provision for loan losses. .    23,462        18,446
- --------------------------------------------------------------------------------
Noninterest income:
  Service charges on deposit accounts. . . . . . . . .     2,138         1,620
  Fees from fiduciary activities . . . . . . . . . . .       609           536
  Insurance commissions. . . . . . . . . . . . . . . .       937           678
  Net loss on sales of available-for-sale securities .         -           (38)
  Other. . . . . . . . . . . . . . . . . . . . . . . .       819           956
- --------------------------------------------------------------------------------
    Total noninterest income:. . . . . . . . . . . . .     4,503         3,752
- --------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits . . . . . . . . . . .     9,805         7,452
  Net occupancy. . . . . . . . . . . . . . . . . . . .     2,655         2,048
  FDIC expense . . . . . . . . . . . . . . . . . . . .        62           872
  Legal and accounting . . . . . . . . . . . . . . . .       385           373
  Other professional service . . . . . . . . . . . . .       368           521
  Data processing. . . . . . . . . . . . . . . . . . .       164           204
  Acquisitions . . . . . . . . . . . . . . . . . . . .         5           166
  Minority interest. . . . . . . . . . . . . . . . . .        39            37
  Amortization of intangibles. . . . . . . . . . . . .       574           323
  Other. . . . . . . . . . . . . . . . . . . . . . . .     3,619         2,604
- --------------------------------------------------------------------------------
    Total noninterest expense. . . . . . . . . . . . .    17,676        14,600
Income before income taxes . . . . . . . . . . . . . .    10,289         7,598
Income taxes . . . . . . . . . . . . . . . . . . . . .     3,503         2,799
- --------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . .  $  6,786      $  4,799
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Dividends on preferred stock . . . . . . . . . . . . .       402           402
- --------------------------------------------------------------------------------
Net income applicable to common equity . . . . . . . .  $  6,384      $  4,397
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Earnings per common and common equivalent share:
  Primary earnings per share . . . . . . . . . . . . .     $0.55         $0.39
  Fully diluted earnings per share . . . . . . . . . .     $0.52         $0.37
Average common and common equivalent shares:
  Primary. . . . . . . . . . . . . . . . . . . . . . .11,610,116    11,408,685
  Fully diluted. . . . . . . . . . . . . . . . . . . .13,069,899    12,858,082
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Common dividends declared. . . . . . . . . . . . . . .     $0.14         $0.12
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                           COMMUNITY FIRST BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Three Months Ended
                                                              March 31,
                                                      --------------------------
(Dollars in thousands)                                              (restated)
(Unaudited)                                                 1996         1995
- --------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . .  $  6,786      $  4,799
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . .       847           519
    Depreciation . . . . . . . . . . . . . . . . . . .     1,259           668
    Amortization of intangibles. . . . . . . . . . . .       574           323
    Amortization of premium. . . . . . . . . . . . . .       539           514
    Increase in interest receivable. . . . . . . . . .       833           797
    (Decrease) increase in interest payable. . . . . .      (395)        1,139
    Other - net. . . . . . . . . . . . . . . . . . . .       709        (4,741)
- --------------------------------------------------------------------------------
Net cash provided by operating activities. . . . . . .    11,152         4,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits. . . . . . .       845           569
Purchases of available-for-sale securities . . . . . .   (73,850)       (8,839)
Maturities of available-for-sale securities. . . . . .    67,254        16,381
Purchases of held-to-maturity securities . . . . . . .    (1,641)       (3,221)
Maturities of held-to-maturity securities. . . . . . .     6,855         9,618
Sales of available-for-sale securities, net of losses.         -           996
Net decrease in loans. . . . . . . . . . . . . . . . .     3,558         7,878
Net increase in bank premises and equipment. . . . . .    (7,525)         (224)
Net decrease in minority interest. . . . . . . . . . .       (58)       (4,680)
- --------------------------------------------------------------------------------
Net cash (used in) provided by investing activities. .    (4,562)       18,478

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts and
  savings accounts . . . . . . . . . . . . . . . . . .   (49,431)      (73,647)
Net increase in time accounts. . . . . . . . . . . . .    15,691        66,969
Net increase (decrease) in short-term and other
  borrowings . . . . . . . . . . . . . . . . . . . . .    16,241       (17,898)
Net decrease in long-term debt . . . . . . . . . . . .   (17,994)       (2,362)
Purchase of common stock held in treasury. . . . . . .      (160)          (56)
Sale of common stock held in treasury. . . . . . . . .       620           372
Preferred stock dividends paid . . . . . . . . . . . .      (402)         (402)
Common stock dividends paid. . . . . . . . . . . . . .    (1,604)       (1,271)
- --------------------------------------------------------------------------------
Net cash used in financing activities. . . . . . . . .   (37,039)      (28,295)
- --------------------------------------------------------------------------------
Net decrease in cash and cash equivalents. . . . . . .   (30,449)       (5,799)
Cash and cash equivalents at beginning of period . . .   117,102        85,005
- --------------------------------------------------------------------------------
Cash and cash equivalents at end of period . . . . . . $  86,653     $  79,206
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                           COMMUNITY FIRST BANKSHARES, INC.

            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    MARCH 31, 1996



NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the "Company"), its wholly-owned data processing, credit origination and insurance agency subsidiaries, and its thirteen majority-owned subsidiary banks, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included.

    The Company acquired Minowa Bancshares, Inc. ("Minowa"), on February 22, 1995, and First Community Bankshares, Inc. ("First Community"), on July 3, 1995, in transactions accounted for as poolings of interests. Accordingly, the consolidated financial information has been restated for all periods prior to the acquisitions to include the accounts and operations of these institutions. The acquisitions of Minowa and First Community resulted in the addition of approximately $224 million and $153 million in assets, respectively.

    EARNINGS PER COMMON SHARE

    Primary earnings per common share is calculated by dividing net income, after reduction for preferred stock dividends declared, by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent the number of shares of common stock issuable upon assumed exercise of stock options and warrants during each period.

    On a fully diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of convertible preferred stock outstanding from the beginning of the period or date of issuance, if later. Such adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per share.

NOTE B - BUSINESS COMBINATIONS

    On March 8, 1996, the Company signed a definitive merger agreement with Financial Bancorp, Inc. ("Financial Bancorp"), which owns 100% of the outstanding capital stock of the Trinidad National Bank, Trinidad, Colorado. Upon completion of the merger, the Company will issue shares of common stock to holders of Financial Bancorp common stock. Financial Bancorp has total assets of approximately $68 million. The completion of this transaction is subject to approval by the shareholders of Financial Bancorp and other conditions. This transaction is expected to be completed in the third quarter of 1996 and is expected to be accounted for using the pooling of interests method of accounting.

NOTE C - INVESTMENTS

    The following is a summary of available-for-sale and held-to-maturity securities at March 31, 1996 (in thousands):


                                                 Available-for-Sale Securities
- ------------------------------------------------------------------------------------------
                                                      Gross          Gross      Estimated
                                   Amortized     Unrealized     Unrealized           Fair
                                        Cost          Gains         Losses          Value
- ------------------------------------------------------------------------------------------
United States Treasury............. $123,445       $    424       $  (531)       $123,338
United States Government agencies..   46,655            188          (341)         46,502
Mortgage-backed securities.........  177,111          1,494        (1,025)        177,580
Collateralized mortgage
  obligations......................   54,457            317          (281)         54,493
Other securities                       7,503             58           (74)          7,487
- ------------------------------------------------------------------------------------------
                                    $409,171       $  2,481       $(2,252)       $409,400

                                                    Held-to-Maturity Securities
- ------------------------------------------------------------------------------------------
                                                      Gross          Gross      Estimated
                                   Amortized     Unrealized     Unrealized           Fair
                                        Cost          Gains         Losses          Value
- ------------------------------------------------------------------------------------------
United States Government agencies.. $    688       $      -        $     -       $    688
Mortgage-backed securities.........  101,625            702        (1,661)        100,666
State and political................   50,735            927          (121)         51,541
Other securities...................   63,017              2              -         63,019
- ------------------------------------------------------------------------------------------
                                    $216,065       $  1,631      $ (1,782)       $215,914
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------



    Proceeds from the sale of available-for-sale securities during the three months ended March 31, 1996 and 1995, were $0 and $960,000, respectively. No gains were realized on sales during 1996 and 1995. Gross losses of $0 and $36,000 were realized on these sales during 1996 and 1995, respectively. Gains and losses at disposition of these securities were computed using the specific identification method.

NOTE D - LOANS

    The composition of the loan portfolio at March 31, 1996, was as follows (in thousands):


    Real estate                        $  572,726
    Commercial                            449,816
    Agricultural                          206,446
    Consumer and other                    262,580
                                       ----------
                                        1,491,568
    Less allowance for loan losses         20,072
                                       ----------
         Net loans                     $1,471,496
                                       ----------
                                       ----------

NOTE E - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at March 31, 1996, were as follows (in thousands):

    Commitments to extend credit       $282,023
    Letters of credit                     7,136

NOTE F - SUBORDINATED NOTES

    Long-term debt at March 31, 1996, included $23 million in subordinated notes issued in April 1993. These notes are due April 15, 2000, and bear an interest rate of 7.75%, with interest payable monthly. At March 31, 1996, $18.4 million of the notes qualified as Tier 2 capital.

NOTE G - INCOME TAXES

    The Company's effective tax rate has declined due to expansion into additional states and implementation of certain tax strategies.

    The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

                                                    March 31, 1996
                                                    --------------
    35% of pretax income                                 3,601
    State income tax, net of Federal tax benefit           372
    Minority interest                                       14
    Tax-exempt interest                                   (666)
    Amortization of goodwill                               113
    Other                                                   69
                                                      ---------
    Provision for Income Taxes                           3,503


NOTE H- SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
       (in thousands)

Three months ended March 31 (in thousands)             1996       1995
- ------------------------------------------------------------------------
Unrealized loss on available-for-sale securities      $1,922    $ 3,577

NOTE I - CONTINGENT LIABILITIES

    As a result of certain legal proceedings related to the May 1995 purchase of Alliance, the Company retained a portion of the purchase price in the form of a contingency reserve. Upon resolution of various proceedings, associated balances may be remitted to the former Abbott Bank Group shareholders. At March 31, 1996, the reserve balance was $1.3 million. All remaining issues subject to the reserve are expected to be resolved within a two-year period. It is management's expectation that resolution of the remaining issues will not exceed the current reserve balance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

    The following is a discussion of the Company's financial condition as of March 31, 1996, and December 31, 1995, and its results of operations for the three month periods ended March 31, 1996 and 1995. The Company completed seven acquisitions during 1995, and, as of March 31, 1996, the Company had one pending bank acquisition. Each of these acquisitions has had, or will have, an effect upon the Company's results of operations and financial condition.

    During 1995, the Company made the following acquisitions of banks or associated holding companies:

                                                      Total Assets
                                                       at Date of
    Month and           Holding Company or             Acquisition
      Year               Location of Bank             (In Millions)
    ---------------------------------------------------------------
    October 1995        Craig, Colorado                    $ 31
    October 1995        Beach, North Dakota                  44
    July 1995           First Community (Colorado)          153
    May 1995            Alliance, Nebraska                  293
    May 1995            Hankinson, North Dakota               8
    February 1995       Minowa                              224
    January 1995        Vail, Colorado                        *

*The Company's acquisition consists of a 24.75% interest in the holding company that owns 100% of the Vail Bank, which had total assets of $82 million.

The Minowa and First Community acquisitions were accounted for using the pooling of interests method. Accordingly, the consolidated financial information has been restated to reflect the results of operations of the three companies on a combined basis for all periods presented. Each of the other acquisitions described in the above table is reflected in the Company's results of operations for all periods following the acquisition and is reflected in the Company's statement of financial condition at all dates subsequent to the acquisition.

OVERVIEW

    For the three months ended March 31, 1996, net income was $6.8 million, an increase of $2.0 million, or 41.7%, from the $4.8 million earned during the 1995 period. The increase was primarily due to the contribution to earnings of $1.1 million provided by the Company's acquisitions completed during 1995. The Company's primary earnings per common share for the first quarter of 1996 were $0.55, compared to $0.39 in 1995. Fully diluted earnings per common share for the first quarter of 1996 were $0.52. Net income applicable to common equity for first quarter 1996 was reduced by $402,000 due to dividends paid on preferred stock.

    Return on average assets was 1.19% for the first quarter of 1996, compared with 1.06% for the 1995 period. Return on average common shareholders' equity for the 1996 and 1995 periods was 19.10% and 15.76%, respectively. Factors contributing to these changes included incremental net income provided by entities acquired in 1995 and an increase in net interest margin.

    Total assets were $2,294 million and $2,327 million at March 31, 1996 and December 31, 1995, respectively. The decrease of $33 million was due primarily to a reduction in cash and due from banks as a result of a corresponding decrease in the Company's noninterest-bearing deposit accounts.

RESULTS OF OPERATIONS

    NET INTEREST INCOME

    Net interest income for the three months ended March 31, 1996, was $24.3 million, an increase of $5.3 million, or 27.9%, from the net interest income of $19.0 million earned during the 1995 period. The increase was principally due to the increased asset base associated with the acquisitions completed during 1995. In addition, net interest margin increased to 4.83% during the first quarter of 1996, from 4.63% during the 1995 period.

    PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three months ended March 31, 1996, was $847,000, an increase of $328,000, or 63.2%, from the $519,000 provision during the 1995 period. This increase reflects the Company's objective of maintaining adequate reserve levels in recognition of significant loan growth, including acquisitions completed during 1995.

    NONINTEREST INCOME

    Noninterest income for the three months ended March 31, 1996, was $4.5 million, an increase of $751,000, or 20.0%, from the 1995 level of $3.8 million. The increase was due primarily to the combination of an increase of $586,000 as a result of the banks acquired in 1995, an increase of $228,000 in the existing bank deposit service charges and a $259,000 increase in insurance commissions, offset by a decrease in miscellaneous bank fees of $367,000.

    NONINTEREST EXPENSE

    Noninterest expense for the three months ended March 31, 1996, was $17.7 million, an increase of $3.1 million, or 21.2%, from the level of $14.6 million during the 1995 period. The increase was principally due to an increase of $2.4 million, or 32.0%, in salaries and employee benefits, a significant portion resulting from banks acquired in 1995. Net occupancy increased $607,000, or 29.6% from $2.1 million in the period ended March 31, 1995, to $2.7 million at the end of the current period, principally from banks acquired during 1995.
FDIC expense of $62,000 for the period ended March 31, 1996, decreased $810,000 from the $872,000 for the same period in 1995, reflecting a significant decrease in deposit premiums. The first quarter of 1995 also included $166,000 in acquisition-related expenses connected with the Company's merger with Minowa Bancshares, Inc. Amortization of intangibles increased $251,000, or 77.7%, from $323,000 in the period ended March 31, 1995, to $574,000 in the current period, due principally to 1995 acquisitions.

    PROVISION FOR INCOME TAXES

    The provision for income taxes for the three months ended March 31, 1996, was $3.5 million, an increase of $704,000, or 25.2%, from the 1995 level of $2.8 million, due primarily to the increase in pre-tax income resulting from acquisitions completed since March, 1994.

FINANCIAL CONDITION

    LOANS

    At March 31, 1996, total loans were $1,492 million, a decrease of $3 million, or .2%, from the December 31, 1995, level of $1,495 million.

    The following table presents the Company's balance of each major category of loans:


                                               MARCH 31, 1996              DECEMBER 31, 1995
                                        ------------------------------------------------------
                                                      PERCENT OF                    PERCENT OF
                                           AMOUNT    TOTAL LOANS         AMOUNT    TOTAL LOANS
                                        ------------------------------------------------------
                                                          (DOLLARS IN THOUSANDS)
Loan category:
 Real estate . . . . . . . . . . . .   $  572,726         38.40%     $  573,700         38.36%
 Commercial. . . . . . . . . . . . .      449,816         30.16%        443,878         29.68%
 Agricultural. . . . . . . . . . . .      206,446         13.84%        223,796         14.97%
 Consumer and other. . . . . . . . .      262,580         17.60%        254,076         16.99%
- -----------------------------------------------------------------------------------------------
 Total loans . . . . . . . . . . . .    1,491,568        100.00%      1,495,450        100.00%
                                                          -------                      -------
                                                          -------                      -------
Less allowance for loan losses . . .       20,072                        19,549
                                       ----------                    ----------
Total. . . . . . . . . . . . . . . .   $1,471,496                    $1,475,901
                                       ----------                    ----------
                                       ----------                    ----------



    NONPERFORMING ASSETS

    At March 31, 1996, nonperforming loans were $4.7 million, an increase of $1.5 million, or 46.9%, from the $3.2 million level at December 31, 1995. The increase was principally due to transferring selected commercial and agricultural loans throughout the banks to nonaccrual status as a result of regularly scheduled loan reviews completed during the first quarter of 1996, principally at banks acquired during 1995. At March 31, 1996, nonperforming loans as a percent of total loans was .31%, up from the December 31, 1995 level of .22%. OREO was $1.7 million at March 31, 1996, and December 31, 1995.

    Nonperforming assets of the Company are summarized in the following table:


                                                       MARCH 31,  DECEMBER 31,
                                                            1996          1995
- --------------------------------------------------------------------------------

Loans:
 Nonaccrual loans. . . . . . . . . . . . . . . . . . .    $4,004        $2,740
 Restructured loans. . . . . . . . . . . . . . . . . .       662           481
- --------------------------------------------------------------------------------
 Nonperforming loans . . . . . . . . . . . . . . . . .     4,666         3,221

Other real estate owned. . . . . . . . . . . . . . . .     1,736         1,701
- --------------------------------------------------------------------------------

Nonperforming assets . . . . . . . . . . . . . . . . .    $6,402        $4,922
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Loans 90 days or more past due but still accruing. . .    $3,414        $  779
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans . .      .31%          .22%
Nonperforming assets as a percentage of total assets .      .28%          .21%
Nonperforming assets as a percentage of loans and OREO      .43%          .33%

    ALLOWANCE FOR LOAN LOSSES

    At March 31, 1996, the allowance for loan losses was $20.1 million, an increase of $523,000 from the December 31, 1995 level of $19.5 million. Net charge-offs during the 1996 period were $12,000 more than those incurred during the three months ended March 31, 1995.

    At March 31, 1996, the allowance for loan losses as a percentage of total loans was 1.35%, a decrease from the March 31, 1995, level of 1.37%. During the three months ended March 31, 1996, charge-offs were $594,000, an increase of $162,000, or 37.5% from the $432,000 charged off during the 1995 period. These charge-offs related to the Company conforming the credit practices of the acquired institutions to those of its own and the continued periodic review of the existing loan portfolios.

    The following table sets forth the Company's allowance for loans losses:


                                                                  MARCH 31,
                                                            1996          1995
- --------------------------------------------------------------------------------
                                                                       (RESTATED)
                                                        (DOLLARS IN THOUSANDS)

Balance at beginning of period . . . . . . . . . . . .   $19,549       $15,482
Charge-offs:
 Commercial. . . . . . . . . . . . . . . . . . . . . .       126           103
 Real estate . . . . . . . . . . . . . . . . . . . . .        48            77
 Agricultural. . . . . . . . . . . . . . . . . . . . .        60           129
 Consumer and other. . . . . . . . . . . . . . . . . .       360           123
- --------------------------------------------------------------------------------

   Total charge-offs . . . . . . . . . . . . . . . . .       594           432
- --------------------------------------------------------------------------------

Recoveries:
 Commercial. . . . . . . . . . . . . . . . . . . . . .        33            59
 Real estate . . . . . . . . . . . . . . . . . . . . .       139             5
 Agricultural. . . . . . . . . . . . . . . . . . . . .        39            16
 Consumer and other. . . . . . . . . . . . . . . . . .        59            40
- --------------------------------------------------------------------------------

   Total recoveries. . . . . . . . . . . . . . . . . .       270           120
- --------------------------------------------------------------------------------

Net charge-offs. . . . . . . . . . . . . . . . . . . .       324           312
Provision charged to operations. . . . . . . . . . . .       847           519
- --------------------------------------------------------------------------------

Balance at end of period . . . . . . . . . . . . . . .   $20,072       $15,689
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Allowance as a percentage of total loans . . . . . . .     1.35%         1.37%
Annualized net charge-offs to average loans
  outstanding. . . . . . . . . . . . . . . . . . . . .     0.09%         0.11%


    INVESTMENTS

    The investment portfolio, including available-for-sale securities and held-to-maturity securities, decreased $2 million, or .3%, to $625 million at March 31, 1996, from $627 million at December 31, 1995. At March 31, 1996, the investment portfolio represented 27.3% of total assets, compared with 26.9% at December 31, 1995. In addition to investment securities, the Company had investments in interest-bearing deposits of $2 million at March 31, 1996, a $1 million decrease from the $3 million at December 31, 1995.

    DEPOSITS

    Total deposits at March 31, 1996, were $1,956 million, a decrease of $34 million, or 1.7%, from $1,990 million at December 31, 1995. Noninterest-bearing deposits at March 31, 1996, were $246 million, a decrease of $34 million, or 12.1%, from $280 million at December 31, 1995. The Company's core deposits as a percent of total deposits were 90.6% and 91.4% as of March 31, 1996, and December 31, 1995, respectively. Interest-bearing deposits at March 31, 1996, and December 31, 1995, were $1,710 million. The shift in the Company's deposit mix from noninterest-bearing deposits to interest-bearing deposits was due to seasonality of noninterest-bearing deposits, which were at relatively high year-end levels, and an increase in time deposits in response to a rising interest rate environment.

    BORROWINGS

    Short-term borrowings of the Company were $57 million as of March 31, 1996, as compared to $41 million at December 31, 1995, an increase of $16 million, or 39.0%. The increase is a result of the Company's replacing selected long-term debt with short-term debt.

    Long-term debt of the Company was $50 million as of March 31, 1996, a decrease of $20 million, or 28.6%, from the $70 million as of December 31, 1995.

    CAPITAL MANAGEMENT

    Shareholders' equity increased $4 million, or 2.6%, to $160 million at March 31, 1996, from $156 million at December 31, 1995. At March 31, 1996, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 8.25%, 10.55% and 6.04%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At March 31, 1996, the Company had risk-weighted assets of $1,677 million.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

         None.

Item 2.  Changes in Securities:

         None.

Item 3.  Defaults upon Senior Securities:

         None.

Item 4.  Submission of Matters to a Vote of Security Holders:

         None.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              2.1 Agreement and Plan of Merger dated as of March 8, 1996 between Financial Bancorp, Inc., the Company and Trinidad Acquisition Corporation.

              27.1 Financial Data Schedule.

         (b)  Reports on Form 8-K:

              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COMMUNITY FIRST BANKSHARES, INC.



Date:  May 13, 1996                         /s/ Mark A. Anderson
                                       ----------------------------------------
                                       Mark A. Anderson
                                       Executive Vice President, Chief
                                       Financial Officer, Treasurer, Secretary
                                       (Principal Financial and Accounting
                                       Officer)