Form 10-Q
period 1996-06-30
COMMUNITY FIRST BANKSHARES INC
filed 1996-08-13
CIK 857593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended  June 30, 1996
                                         ----------------

                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________


                       Commission file number   0-19368
                                              -----------

                        COMMUNITY FIRST BANKSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                  46-0391436
- -------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

          520 MAIN AVENUE
               FARGO, ND                                 58124
- ----------------------------------------              -------------
(Address of principal executive offices)              (Zip Code)


                                (701) 298-5600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:      YES  X    NO
                                                   ----     ----

At August 8,1996, 11,453,212 shares of Common Stock were outstanding, net of treasury shares.

                     -----------------------------------

                        COMMUNITY FIRST BANKSHARES, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1996

                                      INDEX



PART I - FINANCIAL INFORMATION:                                            PAGE
                                                                          ------
  Item 1.  Condensed Consolidated Financial Statements and Notes. . . . .    3

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . . .    9

PART II - OTHER INFORMATION:

  Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   15

  Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . .   15

  Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . .   15

  Item 4.   Submission of Matters to a Vote of Security Holders . . . . .   15

  Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . .   15

  Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .   16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements and Notes

                        COMMUNITY FIRST BANKSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                        JUNE 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                      1996            1995
- --------------------------------------------------------------------------------
                                                    (UNAUDITED)

ASSETS
Cash and due from banks. . . . . . . . . . . . . . .     $81,676       $106,882
Federal funds sold and securities purchased under
  agreements to resell . . . . . . . . . . . . . . .         860         10,220
Interest-bearing deposits. . . . . . . . . . . . . .       1,461          3,065
Available-for-sale securities. . . . . . . . . . . .     409,076        405,127
Held-to-maturity securities (fair values: $212,856
  and $222,227, respectively). . . . . . . . . . . .     215,446        221,417
Loans  . . . . . . . . . . . . . . . . . . . . . . .   1,541,374      1,495,450
    Less: Allowance for loan losses. . . . . . . . .     (20,621)       (19,549)
- --------------------------------------------------------------------------------
       Net loans . . . . . . . . . . . . . . . . . .   1,520,753      1,475,901
Bank premises and equipment. . . . . . . . . . . . .      42,891         35,737
Accrued interest receivable. . . . . . . . . . . . .      26,086         25,525
Other assets   . . . . . . . . . . . . . . . . . . .      20,689         20,089
Intangible assets. . . . . . . . . . . . . . . . . .      22,290         22,824
- --------------------------------------------------------------------------------
       Total assets. . . . . . . . . . . . . . . . .  $2,341,228     $2,326,787
- --------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing  . . . . . . . . . . . . . .    $253,886       $280,292
    Interest-bearing . . . . . . . . . . . . . . . .   1,698,229      1,709,649
- --------------------------------------------------------------------------------
       Total deposits. . . . . . . . . . . . . . . .   1,952,115      1,989,941
Federal funds purchased and securities sold under
  agreements to repurchase . . . . . . . . . . . . .      68,512         42,932
Other short-term borrowings. . . . . . . . . . . . .     105,593         40,779
Long-term debt . . . . . . . . . . . . . . . . . . .      27,586         69,788
Capital lease obligations. . . . . . . . . . . . . .       3,209          1,364
Accrued interest payable . . . . . . . . . . . . . .      13,691         14,864
Other liabilities. . . . . . . . . . . . . . . . . .       6,672         10,104
- --------------------------------------------------------------------------------
       Total liabilities . . . . . . . . . . . . . .   2,177,378      2,169,772
Minority interest. . . . . . . . . . . . . . . . . .       1,236            956
Shareholders' equity:
    Preferred stock. . . . . . . . . . . . . . . . .      23,000         23,000
    Common stock . . . . . . . . . . . . . . . . . .         115            115
    Capital surplus. . . . . . . . . . . . . . . . .      42,349         42,177
    Retained earnings. . . . . . . . . . . . . . . .      98,149         91,831
    Common stock in treasury, at cost --
      June 30, 1996 - 50,053 shares, December 31,
      1995 - 78,624 shares . . . . . . . . . . . . .        (999)        (1,064)
- --------------------------------------------------------------------------------
       Total equity. . . . . . . . . . . . . . . . .     162,614        156,059
- --------------------------------------------------------------------------------
       Total liabilities and shareholders' equity. .  $2,341,228     $2,326,787
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        COMMUNITY FIRST BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                     --------------------------     ------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)             (RESTATED)                 (RESTATED)
(UNAUDITED)                                                1996          1995         1996          1995
- ------------------------------------------------------------------------------------------------------------
Interest income:
     Loans . . . . . . . . . . . . . . . . . . . . .    $35,479       $30,741      $69,988      $56,490
     Investment securities . . . . . . . . . . . . .      9,372         8,581       18,601       16,646
     Interest-bearing deposits . . . . . . . . . . .         48            84           82          176
     Federal funds sold and resale agreements. . . .         63           224          346          396
- -------------------------------------------------------------------------------------------------------
        Total interest income. . . . . . . . . . . .     44,962        39,630       89,017       73,708
Interest expense:
     Deposits. . . . . . . . . . . . . . . . . . . .     17,399        16,023       35,183       29,202
     Short-term and other borrowings . . . . . . . .      1,584         1,457        2,469        2,855
     Long-term debt. . . . . . . . . . . . . . . . .        872           772        1,949        1,308
- -------------------------------------------------------------------------------------------------------
        Total interest expense . . . . . . . . . . .     19,855        18,252       39,601       33,365
- -------------------------------------------------------------------------------------------------------
Net interest income. . . . . . . . . . . . . . . . .     25,107        21,378       49,416       40,343
Provision for loan losses. . . . . . . . . . . . . .      1,268           516        2,115        1,035
- -------------------------------------------------------------------------------------------------------
Net interest income after provision for loan
    losses . . . . . . . . . . . . . . . . . . . . .     23,839        20,862       47,301       39,308
- -------------------------------------------------------------------------------------------------------
Noninterest income:
     Service charges on deposit accounts . . . . . .      2,324         1,907        4,462        3,527
     Fees from fiduciary activities. . . . . . . . .        683           562        1,292        1,098
     Insurance commissions . . . . . . . . . . . . .      1,232           945        2,169        1,623
     Net loss on sales of available-for-sale
         securities. . . . . . . . . . . . . . . . .          1            51           -            13
     Other . . . . . . . . . . . . . . . . . . . . .        920         1,211        1,740        2,167
- -------------------------------------------------------------------------------------------------------
        Total noninterest income . . . . . . . . . .      5,160         4,676        9,663        8,428
- -------------------------------------------------------------------------------------------------------
Noninterest expense:
     Salaries and employee benefits. . . . . . . . .     10,073         8,678       19,878       16,130
     Net occupancy . . . . . . . . . . . . . . . . .      2,668         2,234        5,323        4,282
     FDIC insurance. . . . . . . . . . . . . . . . .         57           988          119        1,860
     Legal and accounting. . . . . . . . . . . . . .        350           204          735          577
     Other professional service. . . . . . . . . . .        441           602          809        1,123
     Data processing . . . . . . . . . . . . . . . .        304           230          468          434
     Acquisitions. . . . . . . . . . . . . . . . . .         14           433           19          599
     Minority interest . . . . . . . . . . . . . . .         55            43           94           80
     Amortization of intangibles . . . . . . . . . .        610           462        1,184          785
     Other . . . . . . . . . . . . . . . . . . . . .      3,851         3,551        7,470        6,155
- -------------------------------------------------------------------------------------------------------
        Total noninterest expense  . . . . . . . . .     18,423        17,425       36,099       32,025
Income before income taxes . . . . . . . . . . . . .     10,576         8,113       20,865       15,711
Income taxes . . . . . . . . . . . . . . . . . . . .      3,554         3,202        7,057        6,001
- -------------------------------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . .    $ 7,022     $   4,911      $13,808       $9,710
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------
Dividends on preferred stock . . . . . . . . . . . .        403           402          805          804
- -------------------------------------------------------------------------------------------------------
Net income applicable to common equity . . . . . . .    $ 6,619     $   4,509      $13,003       $8,906
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------
Earnings per common and common equivalent
  share:
    Primary  . . . . . . . . . . . . . . . . . . . .      $0.57         $0.39        $1.12        $0.78
    Fully diluted  . . . . . . . . . . . . . . . . .      $0.54         $0.38        $1.06        $0.75
Average number of common and common
  equivalent shares:
    Primary. . . . . . . . . . . . . . . . . . . . . 11,635,245    11,441,619   11,622,445   11,425,688
    Fully diluted. . . . . . . . . . . . . . . . . . 13,083,449    12,928,660   13,084,108   12,921,187
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------
Common dividends declared. . . . . . . . . . . . . .      $0.14         $0.12        $0.28       $0.24
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------

                                       4

                        COMMUNITY FIRST BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   -----------------------
(DOLLARS IN THOUSANDS)                                                            (RESTATED)
(UNAUDITED)                                                           1996             1995
- --------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . .     $13,808           $ 9,710
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for loan losses . . . . . . . . . . . . . . .       2,115             1,035
       Depreciation. . . . . . . . . . . . . . . . . . . . . .       2,655             1,939
       Amortization of intangibles . . . . . . . . . . . . . .       1,184               785
       Amortization of premium . . . . . . . . . . . . . . . .       1,067               918
       Increase in interest receivable . . . . . . . . . . . .        (561)           (1,531)
       (Decrease) increase in interest payable . . . . . . . .      (1,173)            2,923
       Other - net . . . . . . . . . . . . . . . . . . . . . .      (2,594)           (6,693)
- --------------------------------------------------------------------------------------------
Net cash provided by operating activities. . . . . . . . . . .      16,501             9,086

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cost of acquisitions, net of cash paid. . . . . . . . . . .           -            (4,473)
   Net decrease in interest-bearing deposits . . . . . . . . .       1,604             1,782
   Purchases of available-for-sale securities. . . . . . . . .    (125,321)          (11,619)
   Maturities of available-for-sale securities . . . . . . . .     114,193            26,709
   Purchases of held-to-maturity securities. . . . . . . . . .      (9,054)           (2,453)
   Maturities of held-to-maturity securities . . . . . . . . .      14,770            20,798
   Sales of available-for-sale securities, net of gains. . . .         998            20,671
   Net increase in loans . . . . . . . . . . . . . . . . . . .     (46,967)          (63,360)
   Net increase in bank premises and equipment . . . . . . . .      (9,809)           (1,961)
   Net increase (decrease) in minority interest. . . . . . . .         280            (4,538)
- --------------------------------------------------------------------------------------------
Net cash used in investing activities. . . . . . . . . . . . .     (59,306)          (18,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in demand deposits, NOW accounts and
      savings accounts . . . . . . . . . . . . . . . . . . . .     (49,374)          (87,022)
   Net increase in time accounts . . . . . . . . . . . . . . .      11,548            63,975
   Net increase (decrease) in short-term and other borrowings.      90,394           (10,043)
   Net (decrease) increase in long-term debt . . . . . . . . .     (40,357)           41,525
   Purchase of common stock held in treasury . . . . . . . . .        (790)              (56)
   Sale of common stock held in treasury . . . . . . . . . . .         822               450
   Preferred stock dividends paid. . . . . . . . . . . . . . .        (805)             (804)
   Common stock dividends paid . . . . . . . . . . . . . . . .      (3,199)           (2,543)
- --------------------------------------------------------------------------------------------
Net cash provided by financing activities. . . . . . . . . . .       8,239             5,482
- --------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents. . . . . . . . . . .     (34,566)           (3,876)
Cash and cash equivalents at beginning of period . . . . . . .     117,102            85,005
Cash and cash equivalents at end of period . . . . . . . . . .    $ 82,536           $81,129
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------

                        COMMUNITY FIRST BANKSHARES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the "Company"), its wholly-owned data processing, credit origination and insurance agency subsidiaries, and its twelve majority-owned subsidiary banks, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included.

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

NOTE B - BUSINESS COMBINATIONS

       On June 25, 1996, the Company signed a definitive merger agreement with Mountain Parks Financial Corp. ("Mountain Parks"), a multi-bank holding company headquartered in Denver, Colorado, with banking offices in 17 Colorado communities. Mountain Parks also has two subsidiaries, including Equity Lending, Inc., an originator of nonconforming residential mortgages, and Mountain Parks Financial Services, Inc., which purchases sub-prime auto contracts and other installment loans. Upon completion of the merger, the Company will issue 1.275 shares of the Company's common stock for each share of common stock outstanding of Mountain Parks, which would result in the issuance of approximately 5.2 million shares of the Company's common stock in the merger. Mountain Parks has total assets of approximately $500 million. The completion of the transaction is subject to the approval of the shareholders of the Company, the shareholders of Mountain Parks, regulatory authorities and other conditions. This transaction is expected to be completed in either the fourth quarter of 1996 or first quarter of 1997 and is expected to be accounted for using the pooling of interests method of accounting.

       On March 8, 1996, the Company signed a definitive merger agreement with Financial Bancorp, Inc. ("Financial Bancorp"), which owns 100% of the outstanding capital stock of the Trinidad National Bank, Trinidad, Colorado. Upon completion of the merger, the Company will issue approximately 545,000 shares of common stock to holders of Financial Bancorp common stock. Financial Bancorp has total assets of approximately $68 million. The completion of this transaction is subject to approval by the shareholders of Financial Bancorp and other conditions. This transaction is expected to be completed in the third quarter of 1996 and is expected to be accounted for using the pooling of interests method of accounting.

NOTE C - INVESTMENTS

      The following is a summary of available-for-sale and held-to-maturity securities at June 30, 1996 (in thousands):

                                               AVAILABLE-FOR-SALE SECURITIES
- -------------------------------------------------------------------------------------
                                                        GROSS       GROSS  ESTIMATED
                                        AMORTIZED  UNREALIZED  UNREALIZED       FAIR
                                             COST       GAINS      LOSSES      VALUE
- -------------------------------------------------------------------------------------
United States Treasury . . . . . . . . . $114,215   $  188     $(1,028)     $113,375
United States Government agencies. . . .   42,218       88        (575)       41,731
Mortgage-backed securities . . . . . . .  203,899      902      (2,577)      202,224
Collateralized mortgage obligations. . .   46,747      214        (405)       46,556
Other securities . . . . . . . . . . . .    5,225       38         (73)        5,190
- -------------------------------------------------------------------------------------
                                         $412,304   $1,430     $(4,658)     $409,076

                                                HELD-TO-MATURITY SECURITIES
- -------------------------------------------------------------------------------------
                                                        GROSS       GROSS   ESTIMATED
                                        AMORTIZED  UNREALIZED  UNREALIZED        FAIR
                                             COST       GAINS      LOSSES       VALUE
- -------------------------------------------------------------------------------------
Mortgage-backed securities . . . . . . .  $96,324  $   444     $(3,095)      $93,673
State and political securities . . . . .   54,110      443        (384)       54,169
Other securities . . . . . . . . . . . .   65,012        2          -         65,014
- -------------------------------------------------------------------------------------
                                         $215,446   $  889     $(3,479)     $212,856
- -------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------

      Proceeds from the sale of available-for-sale securities during the three months ended June 30, 1996 and 1995, were $998,000 and $19,725,000, respectively. Gains of $0 and $61,000 were realized on sales during 1996 and 1995. Gross losses of $0 and $11,000 were realized on these sales during 1996 and 1995, respectively. Gains and losses at disposition of these securities were computed using the specific identification method.

NOTE D - LOANS

      The composition of the loan portfolio at June 30, 1996, was as follows (in thousands):

                Real estate. . . . . . . . . . .   $  592,700
                Commercial . . . . . . . . . . .      443,421
                Agricultural . . . . . . . . . .      224,182
                Consumer and other . . . . . . .      281,071
                                                     --------
                                                    1,541,374
                Less allowance for loan losses .      (20,621)
                                                     --------
                   Net loans . . . . . . . . . .   $1,520,753
                                                     --------
                                                     --------

NOTE E - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET

      In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at June 30, 1996, were as follows (in thousands):

                Commitments to extend credit. .     $259,990
                    Letters of credit . . . . .        6,792

NOTE F - SUBORDINATED NOTES

      Long-term debt at June 30, 1996, included $23 million in subordinated notes issued in April 1993. These notes are due April 15, 2000, and bear an interest rate of 7.75%, with interest payable monthly. At June 30, 1996, $13.8 million of the notes qualified as Tier 2 capital.

NOTE G - INCOME TAXES

      The Company's effective tax rate has declined due to expansion into additional states and implementation of certain tax strategies.

       The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

                                                           JUNE 30, 1996
                                                           -------------
       35% of pretax income. . . . . . . . . . . . . . . .     $3,702
       State income tax, net of federal tax benefit. . . .        357
       Minority interest . . . . . . . . . . . . . . . . .         19
       Tax-exempt interest . . . . . . . . . . . . . . . .       (640)
       Amortization of goodwill. . . . . . . . . . . . . .        118
       Other . . . . . . . . . . . . . . . . . . . . . . .         (4)
                                                           -------------
       Provision for income taxes. . . . . . . . . . . . .      $3,554


NOTE H - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30 (IN THOUSANDS)                 1996     1995
- -------------------------------------------------------------------------
Unrealized loss on available-for-sale securities      $5,369   $(6,489)


NOTE I - CONTINGENT LIABILITIES

       As a result of certain legal proceedings related to the May 1995 purchase of Alliance, the Company retained a portion of the purchase price in the form of a contingency reserve. Upon resolution of various proceedings, associated balances may be remitted to the former Abbott Bank Group shareholders. At June 30, 1996, the reserve balance was $1.1 million. All remaining issues subject to the reserve are expected to be resolved within a two-year period. It is management's expectation that resolution of the remaining issues will not exceed the current reserve balance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

       The following is a discussion of the Company's financial condition as of June 30, 1996, and December 31, 1995, and its results of operations for the six month periods ended June 30, 1996 and 1995. The Company completed seven acquisitions during 1995, and, as of June 30, 1996, the Company had two pending bank acquisitions. Each of these acquisitions has had, or will have, an effect upon the Company's results of operations and financial condition.

       During 1995, the Company made the following acquisitions of banks or associated holding companies:

                                                      TOTAL ASSETS
                                                       AT DATE OF
       MONTH AND           HOLDING COMPANY OR          ACQUISITION
         YEAR               LOCATION OF BANK          (IN MILLIONS)
       ------------------------------------------------------------
       October 1995         Craig, Colorado                 $31
       October 1995         Beach, North Dakota              44
       July 1995            First Community (Colorado)      153
       May 1995             Alliance, Nebraska              293
       May 1995             Hankinson, North Dakota           8
       February 1995        Minowa                          224
       January 1995         Vail, Colorado                   *

- -------------
* The Company's acquisition consists of a 24.75% interest in the holding company that owns 100% of the Vail Bank, which had total assets of $82 million.

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

OVERVIEW

       For the three months ended June 30, 1996, net income was $7.0 million, an increase of $2.1 million, or 42.9%, from the $4.9 million earned during the 1995 period. The Company's primary earnings per common share for the second quarter of 1996 were $0.57, compared to $0.39 in 1995. Fully diluted earnings per common share for the second quarter of 1996 were $0.54. Net income applicable to common equity for second quarter 1996 was reduced by $403,000, due to dividends paid on preferred stock.

       Return on average assets was 1.22% for the second quarter of 1996, compared with .98% for the 1995 period. Return on average common shareholders' equity for the 1996 and 1995 periods was 19.20% and 15.39%, respectively. Factors contributing to these changes included incremental net income provided by entities acquired in 1995, an increase in net interest margin and an increase in noninterest income.

       For the six months ended June 30, 1996, net income was $13.8 million, an increase of $4.1 million, or 42.3%, from the $9.7 million earned during the 1995 period. The increase was primarily due to earnings contributed by banks acquired during 1995. Primary earnings per common share for the six months ended June 30, 1996, were $1.12, compared to $0.78 in 1995. Fully diluted earnings per common share for the six months ended June 30, 1996, were $1.06. Net income applicable to common equity for the six month period was reduced by $805,000, due to dividends paid on preferred stock.

       Return on average assets and return on common equity for the six months ended June 30, 1996, were 1.20% and 19.15%, respectively, as compared to the 1995 ratios of 1.02% and 15.57%, respectively.

       Total assets were $2,341 million and $2,327 million at June 30, 1996 and December 31, 1995, respectively. The $46 million increase in loans was funded through the combination of a $35 million reduction in cash and cash equivalents, a $38 million seasonal decrease in deposits and a $48 million increase in net borrowings, primarily short-term borrowings. Bank premises and equipment increased $7.2 million, due principally to the Company's purchase, through a subsidiary, of its Fargo office facility and equipment purchases at the data processing subsidiary.

RESULTS OF OPERATIONS

       NET INTEREST INCOME

       Net interest income for the three months ended June 30, 1996, was $25.1 million, an increase of $3.7 million, or 17.3%, from the net interest income of $21.4 million earned during the 1995 period. The increase was principally due to the increased asset base associated with the acquisitions completed during 1995. In addition, net interest margin increased to 4.90% during the second quarter of 1996, from 4.69% during the 1995 period.

       Net interest income for the six months ended June 30, 1996, was $49.4 million, an increase of $9.1 million, or 22.6%, from the net interest income of $40.3 million earned during the 1995 period.

       PROVISION FOR LOAN LOSSES

       The provision for loan losses for the three months ended June 30, 1996, was $1,268,000, an increase of $752,000, or 145.7%, from the $516,000 provision during the 1995 period. The provision for loan losses for the six months ended June 30, 1996, was $2,115,000, an increase of $1,080,000, or 104.4%, from the $1,035,000 provision during the 1995 period. This increase reflects the Company's objective of maintaining adequate reserve levels in recognition of significant loan growth, including acquisitions completed during 1995.

       NONINTEREST INCOME

       Noninterest income for the three months ended June 30, 1996, was $5.2 million, an increase of $484,000, or 10.4%, from the 1995 level of $4.7 million. The increase was due primarily to the combination of an increase of $265,000 as a result of the banks acquired in 1995, an increase of $305,000 in the existing bank deposit service charges and a $287,000 increase in insurance commissions, offset by a decrease in miscellaneous bank fees of $407,000.

       Noninterest income for the six months ended June 30, 1996, was $9.7 million, an increase of $1.3 million, or 15.5%, from the level of $8.4 million earned in the 1995 period. The increase was primarily due to the combination of an increase of $860,000 as a result of banks acquired in 1995, an increase of $570,000 in bank deposit service charges, an increase of $546,000 in insurance commissions and a reduction in miscellaneous fee income of $805,000.

       NONINTEREST EXPENSE

       Noninterest expense for the three months ended June 30, 1996, was $18.4 million, an increase of $1.0 million, or 5.8%, from the level of $17.4 million during the 1995 period. The increase was principally due to an increase of $1.4 million, or 16.1%, in salaries and employee benefits, a significant portion resulting from banks acquired in 1995. Net occupancy increased $434,000, or 19.4%, from $2.2 million in the period ended June 30, 1995, to $2.7 million at the end of the current period, principally from banks acquired during 1995. FDIC expense of $57,000 for the period ended June 30, 1996, decreased $931,000 from the $988,000 for the same period in 1995, reflecting a significant decrease in deposit premiums. Amortization of intangibles increased $148,000, or 32.0%, from $462,000 in the period ended June 30,1995, to $610,000 in the current period, due to 1995 acquisitions.

       Noninterest expense for the six months ended June 30, 1996, was $36.1 million, an increase of $4.1 million, or 12.8%, from the level of $32.0 million during the 1995 period. The increase was principally from banks acquired in 1995. Salaries and benefits increased $3.8 million from $16.1 million in the 1995 period to $19.9 million for the 1996 period, $2.0 million of which is attributed to annual incremental increases and banks acquired in 1995. Net occupancy was $5.3 million, a $1.0 million, or 23.3%, increase from $4.3 million in the 1995 period. FDIC expense decreased $1.8 million, or 94.7%, from the 1995 level of $1.9 million to $100,000 during the 1996 period as a result of a significant decrease in deposit premium rates.

       PROVISION FOR INCOME TAXES

       The provision for income taxes for the three months ended June 30,1996, was $3.6 million, an increase of $352,000, or 11.0%, from the 1995 level of $3.2 million, due primarily to the increase in pre-tax income.

       The provision for income taxes for the six months ended June 30, 1996, was $7.1 million, an increase of $1.1 million, or 18.3%, from the 1995 level of $6.0 million, due to increase in the level of pretax income.

FINANCIAL CONDITION

       LOANS

       At June 30, 1996, total loans were $1,541 million, an increase of $46 million, or 3.1%, from the December 31, 1995, level of $1,495 million.

       The following table presents the Company's balance of each major category of loans:


                                          JUNE 30, 1996           DECEMBER 31, 1995
                                    ----------------------------------------------------
                                                PERCENT OF                 PERCENT OF
                                      AMOUNT    TOTAL LOANS      AMOUNT    TOTAL LOANS
                                    ----------------------------------------------------
                                                  (DOLLARS IN THOUSANDS)
Loan category:
    Real estate. . . . . . . . . .   $592,700     38.45%      $ 573,700      38.36%
    Commercial . . . . . . . . . .    443,421     28.77%        443,878      29.68%
    Agricultural . . . . . . . . .    224,182     14.54%        223,796      14.97%
    Consumer and other . . . . . .    281,071     18.24%        254,076      16.99%
- ------------------------------------------------------------------------------------
       Total loans . . . . . . . . $1,541,374    100.00%      1,495,450     100.00%
                                                 ------                     ------
                                                 ------                     ------
Less allowance for loan losses . .     20,621                    19,549
                                   ----------                 ---------
Total      . . . . . . . . . . . . $1,520,753                $1,475,901
                                   ----------                 ---------
                                   ----------                 ---------

       NONPERFORMING ASSETS

       At June 30, 1996, nonperforming loans were $4.7 million, an increase of $1.5 million, or 46.9%, from the $3.2 million level at December 31, 1995. The increase was principally due to transferring selected commercial and agricultural loans to nonaccrual status as a result of regularly scheduled loan reviews, principally at banks acquired during 1995. At June 30, 1996, nonperforming loans as a percent of total loans was .31%, up from the December 31, 1995 level of .22%. Other real estate owned ("OREO") was $1.7 million at June 30, 1996, and December 31, 1995.

       Nonperforming assets of the Company are summarized in the following table:


                                                             JUNE 30,    DECEMBER 31,
                                                               1996          1995
                                                           ---------------------------
Loans:
   Nonaccrual loans . . . . . . . . . . . . . . . . . . .     $4,081       $2,740
   Restructured loans . . . . . . . . . . . . . . . . . .        642          481
- --------------------------------------------------------------------------------------
   Nonperforming loans. . . . . . . . . . . . . . . . . .      4,723        3,221

Other real estate owned . . . . . . . . . . . . . . . . .      1,662        1,701
- --------------------------------------------------------------------------------------
Nonperforming assets. . . . . . . . . . . . . . . . . . .     $6,385       $4,922
- --------------------------------------------------------------------------------------
Loans 90 days or more past due but still accruing . . . .     $2,393         $779
- --------------------------------------------------------------------------------------
Nonperforming loans as a percentage of total loans. . . .        .31%         .22%
Nonperforming assets as a percentage of total assets. . .        .27%         .21%
Nonperforming assets as a percentage of loans and OREO. .        .41%         .33%

       ALLOWANCE FOR LOAN LOSSES

       At June 30, 1996, the allowance for loan losses was $20.6 million, an increase of $1.1 million from the December 31, 1995 level of $19.5 million. Net charge-offs during the 1996 period were $313,000 more than those incurred during the three months ended June 30, 1995.

       At June 30, 1996, the allowance for loan losses as a percentage of total loans was 1.34%, a decrease from the June 30, 1995, level of 1.38%. During the six months ended June 30, 1996, charge-offs were $1,458,000, an increase of $376,000, or 34.8%, from the $1,082,000 charged off during the 1995 period. These charge-offs related to the Company conforming the credit practices of the acquired institutions to those of its own and the continued periodic review of the existing loan portfolios.

       The following table sets forth the Company's allowance for loans losses:

                                                                 JUNE 30,
                                                             1996       1995
                                                          ---------------------
                                                                     (RESTATED)
                                                         (DOLLARS IN THOUSANDS)

Balance at beginning of period . . . . . . . . . . . . . .  $19,549    $15,482
Acquired bank allowance. . . . . . . . . . . . . . . . . .        -      3,627
Charge-offs:
    Commercial . . . . . . . . . . . . . . . . . . . . . .      366        166
    Real estate. . . . . . . . . . . . . . . . . . . . . .       90         78
    Agricultural . . . . . . . . . . . . . . . . . . . . .      144        286
    Consumer and other . . . . . . . . . . . . . . . . . .      858        552
- --------------------------------------------------------------------------------
        Total charge-offs. . . . . . . . . . . . . . . . .    1,458      1,082
- --------------------------------------------------------------------------------
Recoveries:
    Commercial . . . . . . . . . . . . . . . . . . . . . .       74        131
    Real estate. . . . . . . . . . . . . . . . . . . . . .      181          7
    Agricultural . . . . . . . . . . . . . . . . . . . . .       44         22
    Consumer and other . . . . . . . . . . . . . . . . . .      116        204
- --------------------------------------------------------------------------------
        Total recoveries . . . . . . . . . . . . . . . . .      415        364
- --------------------------------------------------------------------------------
Net charge-offs. . . . . . . . . . . . . . . . . . . . . .    1,043        718
Provision charged to operations. . . . . . . . . . . . . .    2,115      1,035
- --------------------------------------------------------------------------------
Balance at end of period . . . . . . . . . . . . . . . . .  $20,621    $19,426
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Allowance as a percentage of total loans . . . . . . . . .     1.34%      1.38%
Annualized net charge-offs to average loans outstanding. .     0.14%      0.12%


       INVESTMENTS

       The investment portfolio, including available-for-sale securities and held-to-maturity securities, decreased $2 million, or .3%, to $625 million at June 30, 1996, from $627 million at December 31, 1995. At June 30, 1996, the investment portfolio represented 26.7% of total assets, compared with 26.9% at December 31, 1995. In addition to investment securities, the Company had investments in interest-bearing deposits of $1 million at June 30, 1996, a $2 million decrease from the $3 million at December 31, 1995.

        DEPOSITS

       Total deposits at June 30, 1996, were $1,952 million, a decrease of $38 million, or 1.9%, from $1,990 million at December 31, 1995. Noninterest-bearing deposits at June 30, 1996, were $254 million, a decrease of $26 million, or 9.3%, from $280 million at December 31, 1995. The Company's core deposits as a percent of total deposits were 90.8% and 91.4% as of June 30, 1996, and December 31, 1995, respectively. Interest-bearing deposits at June 30, 1996, and December 31, 1995, were $1,698 million and $1,710 million, respectively. The shift in the Company's deposit mix from noninterest-bearing deposits to interest-bearing deposits was due to seasonality of noninterest-bearing deposits, which were at relatively high year-end levels, and an increase in time deposits in response to a rising interest rate environment.

       BORROWINGS

       Short-term borrowings of the Company were $106 million as of June 30, 1996, as compared to $41 million at December 31, 1995, an increase of $65 million, or 158.5%. The increase is a result of management's strategy to use short-term borrowings to fund loan growth and replace selected long-term debt.

       Long-term debt of the Company was $28 million as of June 30, 1996, a decrease of $42 million, or 60.0%, from the $70 million as of December 31, 1995.

       CAPITAL MANAGEMENT

       Shareholders' equity increased $7 million, or 4.5%, to $163 million at June 30, 1996, from $156 million at December 31, 1995. At June 30, 1996, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 8.27%, 10.26% and 6.14%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At June 30, 1996, the Company had risk-weighted assets of $1,735 million.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

          None.

ITEM 2.   CHANGES IN SECURITIES:

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          The Company held its Annual Meeting of Shareholders on May 14, 1996. The shareholders took the following actions:

          (i) The shareholders elected ten (10) directors to hold office until the next Annual Meeting of Shareholders or until their successors are elected. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

                                        VOTES FOR     VOTES WITHHELD
                                        ----------    --------------
          Patricia A. Adam              10,265,204        55,759
          James T. Anderson             10,264,442        56,522
          Patrick E. Benedict           10,264,968        55,996
          Patrick Delaney               10,264,120        56,844
          John H. Flittie               10,264,424        56,539
          Cargill MacMillan, Jr.        10,264,240        56,724
          Donald R. Mengedoth           10,264,810        56,154
          Dean E. Smith                 10,265,707        55,257
          Thomas C. Wold                10,262,847        58,117
          Harvey L. Wollman             10,265,715        55,249


          (ii) The shareholders ratified and approved the Company's 1996 Stock Option Plan. 6,202,997 votes were cast for the resolution; 2,403,823 votes were cast against the resolution; 381,167 votes abstained; and there were 1,332,976 broker non-votes.

          (iii) The shareholders ratified and approved the Company's 1996 Supplemental Executive Retirement Plan. 9,449,999 votes were cast for the resolution; 355,907 votes were cast against the resolution; 400,299 votes abstained; and there were 114,759 broker non-votes.

          (iv) The shareholders ratified and approved the election of Ernst & Young LLP as the independent public accountants for the Company for the current fiscal year. 10,290,050 votes were cast for the resolution; 5,203 votes were cast against the resolution; and 25,710 votes abstained.

ITEM 5.   OTHER INFORMATION:

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

       (a) EXHIBITS:

           2.1 Agreement and Plan of Reorganization dated as of June 25, 1996, between Mountain Parks Financial Corp. and the Company.

          27.1  Financial Data Schedule.

       (b) REPORTS ON FORM 8-K:

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 COMMUNITY FIRST BANKSHARES, INC.


Date:  August 13, 1996           /s/ MARK A. ANDERSON
                                 ---------------------------------------------
                                 Mark A. Anderson
                                 Executive Vice President, Chief
                                   Financial Officer, Treasurer, Secretary
                                   (Principal Financial and Accounting Officer)