Form 10-Q
period 1996-09-30
COMMUNITY FIRST BANKSHARES INC
filed 1996-11-14
CIK 857593

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended      September 30, 1996
                                        -----------------------------

                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to
                                         ---------------    --------------

                       Commission file number   0-19368
                                              -----------

                        COMMUNITY FIRST BANKSHARES, INC.
                        --------------------------------

             (Exact name of registrant as specified in its charter)

                  Delaware                           46-0391436
     -----------------------------------  ------------------------------------
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

            520 Main Avenue
                 Fargo, ND                              58124
     -----------------------------------  ------------------------------------
  (Address of principal executive offices)            (Zip Code)

                                  (701) 298-5600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                             ---   ---

At November 6,1996, 11,978,668 shares of Common Stock were outstanding.

                        COMMUNITY FIRST BANKSHARES, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX



PART I - FINANCIAL INFORMATION:                                          PAGE

     Item 1.  Condensed Consolidated Financial Statements and Notes . .    3

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . .    9

PART II - OTHER INFORMATION:

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .   15

     Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .   15

     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .   15

     Item 4.  Submission of Matters to a Vote of Security Holders . . .   15

     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .   15

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                        COMMUNITY FIRST BANKSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              September 30,   December 31,
(DOLLARS IN THOUSANDS)                                            1996            1995
------------------------------------------------------------------------------------------
                                                                (unaudited)
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . . .     $  102,460     $  106,882
Federal funds sold and securities purchased under
  agreements to resell . . . . . . . . . . . . . . . . . . .            310         10,220
Interest-bearing deposits. . . . . . . . . . . . . . . . . .          1,962          3,065
Available-for-sale securities. . . . . . . . . . . . . . . .        408,118        405,127
Held-to-maturity securities (fair values:
 $218,097 and $222,227, respectively). . . . . . . . . . . .        219,311        221,417
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,589,830      1,495,450
  Less: Allowance for loan losses. . . . . . . . . . . . . .        (21,059)       (19,549)
------------------------------------------------------------------------------------------
    Net loans. . . . . . . . . . . . . . . . . . . . . . . .      1,568,771      1,475,901
Bank premises and equipment. . . . . . . . . . . . . . . . .         42,924         35,737
Accrued interest receivable. . . . . . . . . . . . . . . . .         28,661         25,525
Other assets . . . . . . . . . . . . . . . . . . . . . . . .         23,633         20,089
INTANGIBLE ASSETS. . . . . . . . . . . . . . . . . . . . . .         21,789         22,824
------------------------------------------------------------------------------------------
    Total assets . . . . . . . . . . . . . . . . . . . . . .   $  2,417,939   $  2,326,787
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing. . . . . . . . . . . . . . . . . . . .     $  281,544     $  280,292
  Interest-bearing . . . . . . . . . . . . . . . . . . . . .      1,697,064      1,709,649
------------------------------------------------------------------------------------------
    Total deposits . . . . . . . . . . . . . . . . . . . . .      1,978,608      1,989,941
Federal funds purchased and securities sold under
  agreements to repurchase . . . . . . . . . . . . . . . . .         62,676         42,932
Other short-term borrowings. . . . . . . . . . . . . . . . .        153,056         40,779
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .         27,398         69,788
Capital lease obligations. . . . . . . . . . . . . . . . . .          3,093          1,364
Accrued interest payable . . . . . . . . . . . . . . . . . .         14,081         14,864
Other liabilities. . . . . . . . . . . . . . . . . . . . . .          8,109         10,104
------------------------------------------------------------------------------------------
    Total liabilities. . . . . . . . . . . . . . . . . . . .      2,247,021      2,169,772

Minority interest. . . . . . . . . . . . . . . . . . . . . .          1,248            956
Shareholders' equity:
  Preferred stock. . . . . . . . . . . . . . . . . . . . . .         22,997         23,000
  Common stock . . . . . . . . . . . . . . . . . . . . . . .            115            115
  Capital surplus. . . . . . . . . . . . . . . . . . . . . .         42,350         42,177
  Retained earnings. . . . . . . . . . . . . . . . . . . . .        104,904         91,831
  Common stock in treasury, at cost --
    September 30, 1996 -- 50,511 shares, December 31,
    1995 -- 78,624 SHARES. . . . . . . . . . . . . . . . . .           (696)        (1,064)
------------------------------------------------------------------------------------------
    Total equity . . . . . . . . . . . . . . . . . . . . . .        169,670        156,059
------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity . . . . . . .   $  2,417,939   $  2,326,787
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                        COMMUNITY FIRST BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                For the Three Months Ended     For the Nine Months Ended
                                                                        September 30,                 September 30,
                                                                --------------------------------------------------------
(Dollars in thousands, except share and
  per share data)
(Unaudited)                                                            1996           1995           1996           1995
------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . .      $  36,578      $  33,396     $  106,566      $  89,886
  Investment securities. . . . . . . . . . . . . . . . . . .          9,515          9,408         28,116         26,054
  Interest-bearing deposits. . . . . . . . . . . . . . . . .             27            104            109            280
  Federal funds sold and resale agreements . . . . . . . . .             26            233            372            629
------------------------------------------------------------------------------------------------------------------------
    Total interest income. . . . . . . . . . . . . . . . . .         46,146         43,141        135,163        116,849

Interest expense:
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . .         17,390         17,308         52,573         46,510
  Short-term and other borrowings. . . . . . . . . . . . . .          2,252          1,437          4,721          4,292
  Long-term debt . . . . . . . . . . . . . . . . . . . . . .            680          1,410          2,629          2,718
------------------------------------------------------------------------------------------------------------------------
    Total interest expense . . . . . . . . . . . . . . . . .         20,322         20,155         59,923         53,520
------------------------------------------------------------------------------------------------------------------------
Net interest income. . . . . . . . . . . . . . . . . . . . .         25,824         22,986         75,240         63,329
Provision for loan losses. . . . . . . . . . . . . . . . . .          1,203            651          3,318          1,686
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan
  losses . . . . . . . . . . . . . . . . . . . . . . . . . .         24,621         22,335         71,922         61,643
------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Service charges on deposit accounts. . . . . . . . . . . .          2,330          2,112          6,792          5,639
  Fees from fiduciary activities . . . . . . . . . . . . . .            647            708          1,939          1,806
  Insurance commissions. . . . . . . . . . . . . . . . . . .          1,295          1,307          3,464          2,930
  Net loss on sales of available-for-sale
    securities . . . . . . . . . . . . . . . . . . . . . . .             (8)            (6)            (8)             7
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .            783            779          2,523          2,946
------------------------------------------------------------------------------------------------------------------------
    Total noninterest income:. . . . . . . . . . . . . . . .          5,047          4,900         14,710         13,328
------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits . . . . . . . . . . . . . .         10,332          8,924         30,210         25,054
  Net occupancy. . . . . . . . . . . . . . . . . . . . . . .          2,691          2,524          8,014          6,806
  FDIC insurance . . . . . . . . . . . . . . . . . . . . . .            502             18            621          1,878
  Legal and accounting . . . . . . . . . . . . . . . . . . .            377            296          1,112            873
  Other professional service . . . . . . . . . . . . . . . .            393            454          1,202          1,577
  Data processing. . . . . . . . . . . . . . . . . . . . . .            263            353            731            787
  Acquisitions . . . . . . . . . . . . . . . . . . . . . . .              -            164             19            763
  Minority interest. . . . . . . . . . . . . . . . . . . . .             53             58            147            138
  Amortization of intangibles. . . . . . . . . . . . . . . .            605            558          1,789          1,379
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          3,556          4,037         11,026         10,156
------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense. . . . . . . . . . . . . . . .         18,772         17,386         54,871         49,411
Income before income taxes . . . . . . . . . . . . . . . . .         10,896          9,849         31,761         25,560
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .          3,634          3,355         10,691          9,356
------------------------------------------------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .       $  7,262       $  6,494      $  21,070      $  16,204
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Dividends on preferred stock . . . . . . . . . . . . . . . .            403            404          1,208          1,208
------------------------------------------------------------------------------------------------------------------------
Net income applicable to common equity . . . . . . . . . . .       $  6,859       $  6,090      $  19,862      $  14,996
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Earnings per common and common equivalent
   share:
    Primary net income . . . . . . . . . . . . . . . . . . .          $0.59          $0.53          $1.71          $1.31
    Fully diluted net income . . . . . . . . . . . . . . . .          $0.56          $0.50          $1.61          $1.25
Average number of common and common
  equivalent shares:
    Primary. . . . . . . . . . . . . . . . . . . . . . . . .     11,634,715     11,510,088     11,626,566     11,453,884
    Fully diluted. . . . . . . . . . . . . . . . . . . . . .     13,082,288     12,985,980     13,078,414     12,974,639
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Common dividends declared. . . . . . . . . . . . . . . . . .          $0.14          $0.12          $0.42          $0.36
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

                        COMMUNITY FIRST BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Nine Months Ended
                                                                       September 30,
                                                                 -------------------------
(Dollars in thousands)
(Unaudited)                                                            1996           1995
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .      $  21,070      $  16,204
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses. . . . . . . . . . . . . . .          3,318          1,686
      Depreciation . . . . . . . . . . . . . . . . . . . . .          4,082          3,279
      Amortization of intangibles. . . . . . . . . . . . . .          1,789          1,379
      Amortization of premium. . . . . . . . . . . . . . . .          1,527          1,526
      Increase in interest receivable. . . . . . . . . . . .         (3,136)        (6,264)
      (Decrease) increase in interest payable. . . . . . . .           (783)         4,329
      Other - net. . . . . . . . . . . . . . . . . . . . . .         (5,183)       (14,409)
------------------------------------------------------------------------------------------
Net cash provided by operating activities. . . . . . . . . .         22,684          7,730

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of acquisitions, net of cash paid . . . . . . . . . .              -         (4,473)
  Net decrease in interest-bearing deposits. . . . . . . . .          1,103          2,001
  Purchases of available-for-sale securities . . . . . . . .       (167,268)       (19,552)
  Maturities of available-for-sale securities. . . . . . . .        153,765         43,731
  Sales of available-for-sale securities, net of gains . . .          6,506         22,630
  Purchases of held-to-maturity securities . . . . . . . . .        (20,627)       (56,840)
  Maturities of held-to-maturity securities. . . . . . . . .         22,355         32,064
  Net increase in loans. . . . . . . . . . . . . . . . . . .        (96,188)       (78,492)
  Net increase in bank premises and equipment. . . . . . . .        (11,269)        (4,232)
  Net increase (decrease) in minority interest . . . . . . .            292         (4,631)
------------------------------------------------------------------------------------------
Net cash used in investing activities. . . . . . . . . . . .       (111,331)       (67,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits, NOW accounts and
    savings accounts . . . . . . . . . . . . . . . . . . . .        (11,575)       (78,947)
  Net increase in time accounts. . . . . . . . . . . . . . .            242         81,302
  Net increase in short-term and other borrowings. . . . . .        132,021         24,295
  Net (decrease) increase in long-term debt. . . . . . . . .        (40,661)        35,664
  Purchase of common stock held in treasury. . . . . . . . .           (790)           (56)
  Conversion of preferred stock to common stock. . . . . . .             (4)             -
  Sale of common stock held in treasury. . . . . . . . . . .          1,089            638
  Preferred stock dividends paid . . . . . . . . . . . . . .         (1,208)        (1,208)
  Common stock dividends paid. . . . . . . . . . . . . . . .         (4,799)        (3,910)
------------------------------------------------------------------------------------------
Net cash provided by financing activities. . . . . . . . . .         74,315         57,778
------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents. . . . . . . . . .        (14,332)        (2,286)
Cash and cash equivalents at beginning of period . . . . . .        117,102         85,005
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period . . . . . . . . .     $  102,770      $  82,719
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                        COMMUNITY FIRST BANKSHARES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

     On October 1, 1996, the Company issued 538,803 shares of common stock to complete its merger with Financial Bancorp, Inc. ("Financial Bancorp"), which owned 100% of the outstanding capital stock of the Trinidad National Bank, Trinidad, Colorado. The transaction resulted in the addition of approximately $68 million of assets. The merger was accounted for using the pooling of interests method. Prior periods will not be restated as the merger is not material to the Company's financial statements.

NOTE C - INVESTMENTS

     The following is a summary of available-for-sale and held-to-maturity securities at September 30, 1996 (in thousands):

                                                                        Available-for-Sale Securities
-------------------------------------------------------------------------------------------------------------------
                                                                                Gross          Gross      Estimated
                                                             Amortized     Unrealized     Unrealized           Fair
                                                                  Cost          Gains         Losses          Value
-------------------------------------------------------------------------------------------------------------------
United States Treasury . . . . . . . . . . . . . . . . . .  $  100,401         $  244        $  (662)     $  99,983
United States Government agencies. . . . . . . . . . . . .      39,068            102           (374)        38,796
Mortgage-backed securities . . . . . . . . . . . . . . . .     220,979          1,434         (1,379)       221,034
Collateralized mortgage obligations. . . . . . . . . . . .      41,016            212           (255)        40,973
Other securities . . . . . . . . . . . . . . . . . . . . .       7,370             44            (82)         7,332
-------------------------------------------------------------------------------------------------------------------
                                                            $  408,834       $  2,036      $  (2,752)    $  408,118

                                                                          Held-to-Maturity Securities
-------------------------------------------------------------------------------------------------------------------
                                                             Amortized          Gross          Gross      Estimated
                                                                  Cost     Unrealized     Unrealized           Fair
                                                                                Gains         Losses          Value
-------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities . . . . . . . . . . . . . . . .   $  90,876         $  432      $  (2,151)     $  89,157
State and political securities . . . . . . . . . . . . . .      56,538            710           (203)        57,045
Other securities . . . . . . . . . . . . . . . . . . . . .      71,897              1             (3)        71,895
-------------------------------------------------------------------------------------------------------------------
                                                            $  219,311       $  1,143      $  (2,357)    $  218,097
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

     Proceeds from the sale of available-for-sale securities during the three months ended September 30, 1996 and 1995, were $5,501,000 and $1,956,000, respectively. Gains of $2,000 and $0 were realized on sales during 1996 and 1995. Gross losses of $9,000 and $3,000 were realized on these sales during 1996 and 1995, respectively. Gains and losses at disposition of these securities were computed using the specific identification method.

NOTE D - LOANS

     The composition of the loan portfolio at September 30, 1996, was as follows (in thousands):

          Real estate. . . . . . . . . . . .    $612,694
          Commercial . . . . . . . . . . . .     454,516
          Agricultural . . . . . . . . . . .     223,940
          Consumer and other . . . . . . . .     298,680
                                              ----------
                                               1,589,830
          Less allowance for loan losses . .     (21,059)
                                              ----------
           Net loans . . . . . . . . . . . .  $1,568,771
                                              ----------
                                              ----------

NOTE E - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET

     In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at September 30, 1996, were as follows (in thousands):

          Commitments to extend credit. . .  $281,658
          Letters of credit . . . . . . . .     7,681

NOTE F - SUBORDINATED NOTES

     Long-term debt at September 30, 1996, included $23 million in subordinated notes issued in April 1993. These notes are due April 15, 2000, and bear an interest rate of 7.75%, with interest payable monthly. At September 30, 1996, $13.8 million of the notes qualified as Tier 2 capital.

NOTE G - INCOME TAXES

     The Company's effective tax rate has declined due to expansion into additional states and implementation of certain tax strategies.

     The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

                                                      SEPTEMBER 30, 1996
                                                      ------------------
     35% of pretax income. . . . . . . . . . . . . .        $3,814
     State income tax, net of federal tax benefit. .           424
     Minority interest . . . . . . . . . . . . . . .            19
     Tax-exempt interest . . . . . . . . . . . . . .          (730)
     Amortization of goodwill. . . . . . . . . . . .           119
     Other . . . . . . . . . . . . . . . . . . . . .           (12)
                                                         ----------
     Provision for income taxes. . . . . . . . . . .        $3,634

NOTE H - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30 (in thousands)            1996     1995
------------------------------------------------------------------------
Unrealized loss on available-for-sale securities. . .   $2,857   $(6,609)

NOTE I - CONTINGENT LIABILITIES

     As a result of certain legal proceedings related to the May 1995 purchase of Alliance, the Company retained a portion of the purchase price in the form of a contingency reserve. Upon resolution of various proceedings, associated balances may be remitted to the former Abbott Bank Group shareholders. At September 30, 1996, the reserve balance was $964,000. All remaining issues subject to the reserve are expected to be resolved within a two-year period. It is management's expectation that resolution of the remaining issues will not exceed the current reserve balance.

     The Company's affiliate bank in Alliance, Nebraska (formerly known as The Abbott Bank), is named in a petition filed by an attorney who represented The Abbott Bank through early 1994, prior to the Company's May 1995 acquisition of the bank. The petition asserts claims relating to alleged abuse of process in connection with certain investigations and administrative actions commenced by state and federal banking regulators in February 1994. The petition claims $10 million in actual damages and $10 million in punitive damages. Based upon the facts currently known to the Company and discussions with counsel, and in light of the availability of indemnification in connection with the acquisition of The Abbott Bank and/or director and office liability insurance coverage (subject to deductible amounts), the Company believes the claims lack merit and ultimately are not likely to result in material loss to the Company or the Alliance Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following is a discussion of the Company's financial condition as of September 30, 1996, and December 31, 1995, and its results of operations for the nine month periods ended September 30, 1996 and 1995. The Company completed seven acquisitions during 1995, and, as of September 30, 1996, the Company had two pending bank acquisitions. Each of these acquisitions has had, or will have, an effect upon the Company's results of operations and financial condition.

     During 1995, the Company made the following acquisitions of banks or associated holding companies:

                                                         Total Assets
                                                          at Date of
     Month and            Holding Company or              Acquisition
        Year                 Location of Bank            (In Millions)
-----------------------------------------------------------------------
     October 1995         Craig, Colorado                    $ 31
     October 1995         Beach, North Dakota                  44
     July 1995            First Community (Colorado)          153
     May 1995             Alliance, Nebraska                  293
     May 1995             Hankinson, North Dakota               8
     February 1995        Minowa                              224
     January 1995         Vail, Colorado                        *
__________________

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

OVERVIEW

     For the three months ended September 30, 1996, net income was $7.3 million, an increase of $0.8 million, or 12.3%, from the $6.5 million earned during the 1995 period. The Company's primary earnings per common share for the third quarter of 1996 were $0.59, compared to $0.53 in 1995. Fully diluted earnings per common share for the third quarter of 1996 were $0.56. Net income applicable to common equity for third quarter 1996 was reduced by $403,000, due to dividends paid on preferred stock.

     Return on average assets was 1.23% for the third quarter of 1996, compared with 1.17% for the 1995 period. Return on average common shareholders' equity for the 1996 and 1995 periods was 19.36% and 19.61%, respectively. Factors contributing to these changes included incremental net income provided by entities acquired in 1995 and an increase in net interest margin.

     For the nine months ended September 30, 1996, net income was $21.1 million, an increase of $4.9 million, or 30.2%, from the $16.2 million earned during the 1995 period. The increase was primarily due to earnings contributed by banks acquired during 1995 and an increase in the net interest margin. Primary earnings per common share for the nine months ended September 30, 1996, were $1.71, compared to $1.31 in 1995. Fully diluted earnings per common share for the nine months ended September 30, 1996, were $1.61. Net income applicable to common equity for the nine month period was reduced by $1,208,000, due to dividends paid on preferred stock.

     Return on average assets and return on common equity for the nine months ended September 30, 1996, were 1.21% and 19.22%, respectively, as compared to the 1995 ratios of 1.08% and 16.96%, respectively.

     Total assets were $2,418 million and $2,327 million at September 30, 1996 and December 31, 1995, respectively. The $94 million increase in loans was funded through the combination of a $14 million reduction in cash and cash equivalents, an $11 million decrease in deposits and a $89 million increase in net borrowings, primarily short-term borrowings. Bank premises and equipment increased $7.0 million, due principally to the Company's purchase, through a subsidiary, of its Fargo office facility and equipment purchases at the data processing subsidiary.

RESULTS OF OPERATIONS

     NET INTEREST INCOME

     Net interest income for the three months ended September 30, 1996, was $25.8 million, an increase of $2.8 million, or 12.2%, from the net interest income of $23.0 million earned during the 1995 period. The increase was principally due to the increased asset base associated with the acquisitions completed during 1995. In addition, net interest margin increased to 4.96% during the third quarter of 1996, from 4.71% during the 1995 period.

     Net interest income for the nine months ended September 30, 1996, was $75.2 million, an increase of $11.9 million, or 18.8%, from the net interest income of $63.3 million earned during the 1995 period.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended September 30, 1996, was $1,203,000, an increase of $552,000, or 84.8%, from the $651,000 provision during the 1995 period. The provision for loan losses for the nine months ended September 30, 1996, was $3,318,000, an increase of $1,632,000, or 96.8%, from the $1,686,000 provision during the 1995 period. This increase reflects the Company's objective of maintaining adequate reserve levels in recognition of significant loan growth, including acquisitions completed during 1995.

     NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 1996, was $5.0 million, an increase of $147,000, or 3.0%, from the 1995 level of $4.9 million. The increase was due primarily to an increase of $218,000 in deposit service charges, offset by a decrease in trust service fees of $61,000.

     Noninterest income for the nine months ended September 30, 1996, was $14.7 million, an increase of $1.4 million, or 10.5%, from the level of $13.3 million earned in the 1995 period. The increase was primarily due to the combination of an increase of $860,000 as a result of banks acquired in 1995, an increase of $788,000 in bank deposit service charges, an increase of $534,000 in insurance commissions and a reduction in miscellaneous fee income of $801,000.

     NONINTEREST EXPENSE

     Noninterest expense for the three months ended September 30, 1996, was $18.8 million, an increase of $1.4 million, or 8.0%, from the level of $17.4 million during the 1995 period. The increase was principally due to an increase of $1.4 million, or 15.7%, in salaries and employee benefits. Net occupancy increased $167,000, or 6.7%, from $2.5 million in the period ended September 30, 1995, to $2.7 million at the end of the current period. FDIC expense of $502,000 for the period ended September 30, 1996, increased $484,000 from the $18,000 for the same period in 1995, reflecting a one-time charge of $480,000 for the special assessment from the Savings Association Insurance Fund ("SAIF") on deposits acquired from former savings and loan associations. Amortization of intangibles increased $47,000, or 8.4%, from $558,000 in the period ended September 30,1995, to $605,000 in the current period, due to 1995 acquisitions.

     Noninterest expense for the nine months ended September 30, 1996, was $54.9 million, an increase of $5.5 million, or 11.1%, from the level of $49.4 million during the 1995 period. The increase was principally from banks acquired in 1995. Salaries and benefits increased $5.1 million from $25.1 million in the 1995 period to $30.2 million for the 1996 period, $1.8 million of which is attributed to banks acquired in 1995. Net occupancy was $8.0 million, a $1.2 million, or 17.6%, increase from $6.8 million in the 1995 period. FDIC expense decreased $1.3 million, or 68.4%, from the 1995 level of $1.9 million to $621,000 during the 1996 period as a result of a significant decrease in deposit premium rates which became effective beginning in the third quarter of 1995, which was partially offset by the effect of the one-time special SAIF assessment recorded during the current quarter.

     PROVISION FOR INCOME TAXES

     The provision for income taxes for the three months ended September 30,1996, was $3.6 million, an increase of $279,000, or 8.2%, from the 1995 level of $3.4 million, due primarily to the increase in pre-tax income.

     The provision for income taxes for the nine months ended September 30, 1996, was $10.7 million, an increase of $1.3 million, or 13.8%, from the 1995 level of $9.4 million, due to increase in the level of pretax income.

FINANCIAL CONDITION

     LOANS

     At September 30, 1996, total loans were $1,590 million, an increase of $95 million, or 6.4%, from the December 31, 1995, level of $1,495 million.

     The following table presents the Company's balance of each major category of loans:

                                                               SEPTEMBER 30, 1996             DECEMBER 31, 1995
                                                          ---------------------------------------------------------
                                                                           PERCENT OF                    PERCENT OF
                                                                AMOUNT    TOTAL LOANS         AMOUNT    TOTAL LOANS
                                                          ---------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
Loan category:
  Real estate. . . . . . . . . . . . . . . . . . . . . .    $  612,694         38.54%     $  573,700         38.36%
  Commercial . . . . . . . . . . . . . . . . . . . . . .       454,516         28.59%        443,878         29.68%
  Agricultural . . . . . . . . . . . . . . . . . . . . .       223,940         14.08%        223,796         14.97%
  Consumer and other . . . . . . . . . . . . . . . . . .       298,680         18.79%        254,076         16.99%
-------------------------------------------------------------------------------------------------------------------
  Total loans. . . . . . . . . . . . . . . . . . . . . .  $  1,589,830        100.00%      1,495,450        100.00%
                                                                              -------                       -------
                                                                              -------                       -------
Less allowance for loan losses . . . . . . . . . . . . .        21,059                        19,549
                                                          ------------                    ----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,568,771                    $1,475,901
                                                          ------------                    ----------
                                                          ------------                    ----------

     NONPERFORMING ASSETS

     At September 30, 1996, nonperforming loans were $5.8 million, an increase of $2.6 million, or 81.3%, from the $3.2 million level at December 31, 1995. The increase was principally due to transferring selected commercial and agricultural loans to nonaccrual status as a result of regularly scheduled loan reviews, principally at banks acquired during 1995. At September 30, 1996, nonperforming loans as a percent of total loans were .37%, up from the December 31, 1995 level of .22%. Other real estate owned ("OREO") was $1.4 million at September 30, 1996, a decrease of $300,000, or 17.6%, from the $1.7 million at December 31, 1995.

     Nonperforming assets of the Company are summarized in the following table:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                     1996            1995
                                                            -----------------------------
Loans:
 Nonaccrual loans. . . . . . . . . . . . . . . . . . . . .         $5,543          $2,740
 Restructured loans. . . . . . . . . . . . . . . . . . . .            298             481
-----------------------------------------------------------------------------------------
 Nonperforming loans . . . . . . . . . . . . . . . . . . .          5,841           3,221

Other real estate owned. . . . . . . . . . . . . . . . . .          1,448           1,701
-----------------------------------------------------------------------------------------

Nonperforming assets . . . . . . . . . . . . . . . . . . .         $7,289          $4,922
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Loans 90 days or more past due but still accruing. . . . .         $1,790            $779
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans . . . .           .37%            .22%
Nonperforming assets as a percentage of total assets . . .           .30%            .21%
Nonperforming assets as a percentage of loans and OREO . .           .46%            .33%

     ALLOWANCE FOR LOAN LOSSES

     At September 30, 1996, the allowance for loan losses was $21.1 million, an increase of $1.6 million from the December 31, 1995 level of $19.5 million. Net charge-offs during the 1996 period were $283,000 more than those incurred during the three months ended September 30, 1995.

     At September 30, 1996, the allowance for loan losses as a percentage of total loans was 1.32%, a decrease from the September 30, 1995, level of 1.37%. During the nine months ended September 30, 1996, charge-offs were $2,382,000, an increase of $520,000, or 27.9%, from the $1,862,000 charged off during the 1995 period. These charge-offs related to the Company conforming the credit practices of the acquired institutions to those of its own and the continued periodic review of the existing loan portfolios.

     The following table sets forth the Company's allowance for loans losses:

                                         SEPTEMBER 30,
                                        1996     1995
                                     ---------------------
                                     (DOLLARS IN THOUSANDS)

Balance at beginning of period . . .  $19,549   $15,482
Acquired bank allowance. . . . . . .        -     3,627
Charge-offs:
 Commercial. . . . . . . . . . . . .      418       224
 Real estate . . . . . . . . . . . .      140       231
 Agricultural. . . . . . . . . . . .      413       384
 Consumer and other. . . . . . . . .    1,411     1,023
-------------------------------------------------------

    Total charge-offs. . . . . . . .    2,382     1,862
-------------------------------------------------------

Recoveries:
 Commercial. . . . . . . . . . . . .      113       154
 Real estate . . . . . . . . . . . .      195        55
 Agricultural. . . . . . . . . . . .       61        31
 Consumer and other. . . . . . . . .      205       422
-------------------------------------------------------

    Total recoveries . . . . . . . .      574       662
-------------------------------------------------------

Net charge-offs. . . . . . . . . . .    1,808     1,200
Provision charged to operations. . .    3,318     1,686
-------------------------------------------------------

Balance at end of period . . . . . .  $21,059   $19,595
-------------------------------------------------------
-------------------------------------------------------

Allowance as a percentage of total
 loans . . . . . . . . . . . . . . .    1.32%     1.37%
Annualized net charge-offs to
 average loans outstanding . . . . .    0.16%     0.13%

     INVESTMENTS

     The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $627 million at September 30, 1996, and December 31, 1995. At September 30, 1996, the investment portfolio represented 25.9% of total assets, compared with 26.9% at December 31, 1995. In addition to investment securities, the Company had investments in interest-bearing deposits of $2 million at September 30, 1996, a $1 million decrease from the $3 million at December 31, 1995.

     DEPOSITS

     Total deposits at September 30, 1996, were $1,979 million, a decrease of $11 million, or 0.6%, from $1,990 million at December 31, 1995. Noninterest-bearing deposits at September 30, 1996, were $282 million, an increase of $2 million, or 0.7%, from $280 million at December 31, 1995. The Company's core deposits as a percent of total deposits were 91.1% and 91.4% as of September 30, 1996, and December 31, 1995, respectively. Interest-bearing deposits at September 30, 1996, and December 31, 1995, were $1,697 million and $1,710 million, respectively. The Company's deposit mix among noninterest-bearing deposits and interest-bearing deposits at September 30, 1996, and December 31, 1995, was similar, indicative of the Company's relatively stable deposit base.

     BORROWINGS

     Short-term borrowings of the Company were $153 million as of September 30, 1996, as compared to $41 million at December 31, 1995, an increase of $112 million, or 273.2%. The increase is a result of management's strategy to use short-term borrowings to fund loan growth and replace selected long-term debt.

     Long-term debt of the Company was $27 million as of September 30, 1996, a decrease of $43 million, or 61.4%, from the $70 million as of December 31, 1995.

     CAPITAL MANAGEMENT

     Shareholders' equity increased $14 million, or 9.0%, to $170 million at September 30, 1996, from $156 million at December 31, 1995. At September 30, 1996, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 8.27%, 10.20% and 6.19%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At September 30, 1996, the Company had risk-weighted assets of $1,809 million.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

     Reference is made to the Current Report on Form 8-K dated October 1, 1996 and filed October 16, 1996. See Item 6(b) below.

Item 2.   Changes in Securities:

     None.

Item 3.   Defaults upon Senior Securities:

     None.

Item 4.   Submission of Matters to a Vote of Security Holders:

     None.

Item 5.   OtherInformation:

     None.

Item 6.   Exhibits and Reports on Form 8-K:

     (a) Exhibits:

      27.1 Financial Data Schedule.

     (b) Reports on Form 8-K:

       1. On October 16, 1996, the Company filed a current report on Form 8-K dated October 1, 1996. The Form 8-K reported the Company's acquisitions of Financial Bancorp, Inc. and a recent litigation matter concerning the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            COMMUNITY FIRST BANKSHARES, INC.

Date: November 12, 1996     /s/ Mark A. Anderson
                            -------------------------------------------------
                            Mark A. Anderson
                            Executive Vice President, Chief Financial Officer,
                             Treasurer, Secretary (Principal Financial and Accounting Officer)