Form 10-K
period 1996-12-31
COMMUNITY FIRST BANKSHARES INC
filed 1997-03-27
CIK 857593

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K
    (MARK ONE)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                          OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the Transition period from                to
                                      --------------     --------------
                             COMMISSION FILE NO.  0-19368

                           COMMUNITY FIRST BANKSHARES, INC.
                (Exact name of registrant as specified in its charter)

                   DELAWARE                        46-0391436
         -------------------------------    --------------------------
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)         Identification No.)

                                   520 MAIN AVENUE
                                FARGO, ND   58124-0001
         -------------------------------------------------------
              (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (701) 298-5600
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:     NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:                  COMMON STOCK, $.01 PAR VALUE
                                                                             7% CUMULATIVE CONVERTIBLE PREFERRED STOCK
                                                                             DEPOSITARY SHARES REPRESENTING 7% CUMULATIVE
                                                                               CONVERTIBLE PREFERRED STOCK
                                                                             PREFERRED STOCK PURCHASE RIGHTS
                                                                             8-7/8% CUMULATIVE CAPITAL SECURITIES, $25 LIQUIDATION
                                                                             AMOUNT*

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES     X    NO
                                       --------    --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 14, 1997, assuming as market value the price of $31.125 per share, the average between the high and low sale prices on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $456 million.

As of March 14, 1997, the Company had outstanding 17,183,660 shares of Common Stock, $.01 par value, net of treasury shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders and the Proxy Statement for the Company's Annual Meeting of Shareholders to be held May 6, 1997, are incorporated by reference into Parts II and III, respectively, of this Form 10-K, to the extent described in such Parts.

* The 8-7/8% Cumulative Capital Securities (the "Capital Securities") were issued by CFB Capital I ("CFB Capital"), a wholly owned Delaware business trust subsidiary of the Company. The Company has also fully and unconditionally guaranteed all of CFB Capital's obligations under the Capital Securities.

                                  TABLE OF CONTENTS

                                                                        PAGE NO.

PART I
       Item 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . .          4
       Item 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . .         14
       Item 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . .         15
       Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS . . . . . . . . . . . . . . . . .         15

PART II
       Item 5.  MARKET FOR REGISTRANT'S COMMON
                EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . .         15
       Item 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . .         15
       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS. . . . . . . . . . . . . . . . . . .         15
       Item 8.  FINANCIAL STATEMENTS AND
                SUPPLEMENTARY DATA . . . . . . . . . . . . . . . .         15
       Item 9.  CHANGES IN AND DISAGREEMENTS WITH
                ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE . . . . . . . . . . . . . . .         16

PART III
       Item 10. DIRECTORS AND EXECUTIVE OFFICERS
                OF THE REGISTRANT. . . . . . . . . . . . . . . . .         16
       Item 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . .         16
       Item 12. SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . .         16
       Item 13. CERTAIN ELATIONSHIPS AND RELATED
                TRANSACTIONS . . . . . . . . . . . . . . . . . . .         16

PART IV
       Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS OF FORM 8-K. . . . . . . . . . . . . .         16

SIGNATURES       . . . . . . . . . . . . . . . . . . . . . . . . .         22

                                        PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

       Community First Bankshares, Inc. (the "Company"), is a multi-bank holding company that as of December 31, 1996 operated banks and bank branches (the "Banks") in 79 communities in Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota and Wisconsin. Total assets of the Company were $3.1 billion as of December 31, 1996. On February 18, 1997, the Company signed a purchase agreement with KeyCorp to acquire its Wyoming subsidiary bank, KeyBank National Association, Cheyenne, Wyoming ("KeyBank"), for a purchase price of $135 million. As of December 31, 1996, KeyBank had total assets of $1.2 billion and banking offices in 24 communities in Wyoming. Regulatory approval of the purchase and consummation of the transaction will result in the recognition of goodwill by the Company of approximately $60 million.

       The Banks are community banks that provide a full range of commercial and consumer banking services primarily to individuals and businesses in small and medium-sized communities and the surrounding market areas. The Company encourages local autonomy by local Bank presidents, while providing to the Banks the benefits of holding company affiliation. The Company maintains a subsidiary bank phantom stock program, pursuant to which presidents of the subsidiary Banks participate in the equity appreciation of their respective local Banks. The Company believes this program is important to provide these individuals with a direct incentive to improve the performance of their Banks.

       In 1986, officers of the Company formed three separate bank holding companies to acquire 21 banks and bank branches from First Bank System, Inc. ("FBS") in Minnesota, North Dakota and South Dakota. In 1987, the three holding companies purchased these original banks from FBS and its affiliates. After the adoption of the necessary interstate banking laws in these three states, the three holding companies were merged into a single bank holding company in transactions in 1989 and 1991. Since its formation, the Company has acquired 23 community banks, purchased 4 bank or thrift branches and acquired 28 insurance agencies currently operated in communities served by the Company's Banks.

COMMUNITY BANKING STRATEGY

       The Company's strategy is to operate and continue to acquire banks with approximately $20 million to $150 million in assets in each of the Company's selected communities, which communities generally have populations between 3,000 and 50,000 and are generally located in the key target acquisition states of Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming, and additionally in the adjacent states of Idaho, Illinois, Missouri, New Mexico, Oklahoma and Utah (this sixteen state area is collectively referred to as the "Acquisition Area"). Such communities are believed to provide the Company with a stable, relatively low-cost deposit base. The Company provides the Banks with the advantages of affiliation with a multi-bank holding company, such as data processing services, credit policy formulation and review, purchases of assets, investment management and specialized staff support. The Company grants substantial autonomy to managers of the Banks with respect to day-to-day operations, customer service decisions and marketing. The Banks are encouraged to participate in community activities, support local charities and community development, and otherwise enhance their images in their communities.

THE BANKS

       The Banks provide a full range of commercial and consumer banking services primarily to individuals and businesses in small and medium-sized communities and the surrounding market areas. The Banks draw most of their deposits from and make most of their loans within their respective market areas. The Banks owned by the Company as of December 31, 1996, were located in Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota and Wisconsin.

COMMUNITIES SERVED

       The Banks, as of December 31, 1996, were located in communities with populations ranging from approximately 200 to 20,000, except for Fargo, which has a population of approximately 77,000, and Englewood, Colorado, a suburb of Denver. Each of the Banks serves a market area with greater population because, in many cases, there are few or no other financial institutions within a reasonable distance from the community in which the Bank is located. The economies of the Banks' communities, especially those in Nebraska, North Dakota and South Dakota, depend primarily on farming, farm service and agricultural supply businesses. Agriculture in these communities is affected by many factors beyond the control of the Banks, including weather, governmental policies, fluctuating commodity prices, demand and production and natural disasters. As with other small, nonmetropolitan communities in the Upper Midwest, many of the communities in which the Banks presently operate have experienced and are expected to experience no growth or a decline in population. The Company has operated profitably in these communities. However, if reductions in population or adverse economic trends in specific communities result in decreased profitability in the Banks or offices located in those communities, the Company may consider selling such Banks or offices or reducing the level of services provided in such communities.

ACQUISITION STRATEGY

       The Company intends to continue its growth by making acquisitions of community banks and other financial institutions in selected communities in the Acquisition Area. The Company believes it is well-positioned to acquire and profitably operate community banks because of its experience in operating community banks, its ability to provide centralized management to those banks and its access to capital. The Company believes many owners of community banks are seeking to sell their banks for a variety of reasons, including lack of shareholder liquidity, management succession problems, the difficulty of compliance with current multiple-layered bank regulations and increasing competition from non-bank organizations. The Company believes there are over 2,000 community banks that are possible acquisition candidates in the Acquisition Area.

       The Company competes with individuals and institutions, including major regional bank holding companies, for suitable acquisition candidates within the Acquisition Area. Acquisition competitors of the Company in the Acquisition Area range from regional bank holding companies to individual bank owners who own or control banks in the Acquisition Area. The process of industry consolidation is likely to accelerate as a result of the adoption of the Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"). Effective September 29, 1995, the new law eased remaining state barriers to interstate acquisitions. IBBEA provides for multi-state branch systems beginning June 1, 1997, subject to special "opt-in" and "opt-out" provisions. Most states have now adopted implementing legislation. The effect of the new legislation is likely to both facilitate the Company's acquisitions and to increase the number of potential acquirers of banks in the Acquisition Area.

       The Company has established a due diligence review process to evaluate acquisition targets and has established acquisition parameters for target acquisitions relating to market factors, financial performance and
certain nonfinancial factors.   Market factors considered by the Company include
the size and long-term viability of the community and market area served by the target bank, the dominance of the acquisition target (which should be the largest or second largest financial institution in the market) and the proximity of other existing Banks owned by the Company. In exploring markets in regions not currently served by the Company, management looks for similarities between the new market areas and the Company's existing market areas in terms of culture and economic bases. Financial analyses performed by the Company in evaluating acquisition prospects include review of historical performance, comparison to peers and the Company's Banks in terms of key operating performance ratios (including earnings, staffing and loan quality) and target ratios. The Company determines the price it is willing to pay for an institution based on, among other factors, the anticipated ten-year average return on invested equity capital. Nonfinancial considerations in evaluating an acquisition prospect include the quality of the management team's skill and the demand on management resources to integrate the target institution. Finally, each target acquisition must undergo an extensive review of loan asset quality, operating procedures and deposit structure before the Company commits to a purchase. The Company's level of future acquisitions will depend, in part, on its ability to attract and retain management level employees capable of performing efficient review of credit quality standards of proposed acquisition candidates. Acquisition opportunities presented to the Company that have not met the requirements described above have not been pursued.

       Because of limited growth opportunities in many of the existing markets served by the Company, management believes future growth in the business earnings of the Company will largely depend on consummation of acquisitions consistent with the Company's acquisition strategy. Successful completion of acquisitions by the Company depends upon such factors as the availability of suitable acquisition candidates, necessary regulatory approvals and necessary approvals of holders of the Company's and other providers of credit, compliance with applicable capital requirements and, in the case of expansion into new states, the availability of additional management resources required to operate banks in widely dispersed geographical areas.

PENDING ACQUISITIONS

       The Company routinely solicits and reviews acquisition opportunities and, at any given time, may have bids outstanding or may be involved in negotiations with the owners of financial institutions or other parties relative to a particular financial institution, its branches or its deposit accounts.

       On February 18, 1997, the Company signed a purchase agreement with KeyCorp to acquire KeyBank National Association, Cheyenne, Wyoming ("KeyBank") for a purchase price of $135 million. As of December 31, 1996, KeyBank had total assets of $1.2 billion and banking offices in 24 communities in Wyoming. The transaction, which will be accounted for as a purchase, will result in the recognition of goodwill of approximately $60 million. The purchase price is expected to be funded through a combination of the proceeds from the Company's January 1997 issue of $60 million 8-7/8% Cumulative Capital Securities, portions of bank lines of credit, net income received prior to closing and the proceeds of any possible further sales of subordinated debt or equity securities prior to the closing of the transaction. The transaction is subject to regulatory approval and is anticipated to close during the third quarter of 1997.

RECENT ACQUISITIONS

       In 1996, the Company completed the acquisitions described below, each of which was accounted for as a pooling of interests.

       FINANCIAL BANCORP, INC. On October 1, 1996, the Company acquired Financial Bancorp, Inc., Trinidad, Colorado ("Financial Bancorp"), the holding company of Trinidad National Bank, Trinidad Colorado (the "Trinidad Bank"). At September 30, 1996, Financial Bancorp had total assets of approximately $69.5 million and total stockholders' equity of approximately $9.6 million. Upon completion of the merger, the Company issued 538,803 shares of common stock to the former holders of Financial Bancorp common stock. The market value of the Company's common stock issued in the merger was approximately $12.7 million, based on the closing price of the Company's common stock on the Nasdaq National Market on September 30, 1996. The Trinidad Bank is a community bank located in southeastern Colorado that serves a wide range of commercial, agricultural and consumer banking needs within its market.

       MOUNTAIN PARKS FINANCIAL CORP. On December 18, 1996, the Company acquired Mountain Parks Financial Corp. ("Mountain Parks"), a bank holding company that operated a state chartered bank with full service commercial banking facilities in 17 Colorado communities. At September 30, 1996, Mountain Parks had total assets of approximately $581.8 million and total stockholders' equity of approximately $57.1 million. Upon completion of the merger, the Company issued approximately 5.2 million shares of common stock to the former holders of Mountain Parks common stock. The market value of the Company's common stock issued in the merger was approximately $142.2 million, based on the closing price of Company common stock on the Nasdaq National Market on December 18, 1996.

       As part of the acquisition of Mountain Parks, the Company also acquired
(i) an 85% interest in Equity Lending, Inc., a specialty consumer mortgage company involved in originating non-conforming residential mortgages in Arizona, Colorado, Minnesota and Wisconsin, and (ii) Mountain Parks Financial Services, Inc., a consumer finance company located in Denver, Colorado that focuses on the purchase, origination and servicing of consumer installment contracts, primarily sub-prime auto finance contracts. On January 3, 1997, the Company acquired the remaining 15% interest in Equity Lending, Inc.

ADMINISTRATION OF BANKS

       The Company provides policy and management direction and specialized staff support in general areas while relying on Bank managers for day-to-day operations, customer service decisions and community relations. The Company is responsible for policy-related functions, such as supervisory credit review, audits, personnel policies and internal examination activities. Resource allocations for administrative support by the Company are balanced to provide adequate support services for the Banks' operations, while carefully controlling service costs charged to the Banks. The major areas of administration are as follows:

       CREDIT. The Company's lending activities are guided by the general loan policy established by the Board of Directors. The Senior Credit Committee of the Company has established loan approval limits for each region of the Company and each subsidiary Bank. Amounts in excess of the individual Bank lending authority are presented to the Regional Credit Officers. Loans above $1,500,000 per nonclassified borrower and $250,000 per classified borrower are presented to the Senior Credit Committee for approval. The Company's credit policy establishes guidelines for approval of all credits, including local loans and purchased loans and loan participations. The credits of the Banks are subject to internal review by Bank officers every 12 months. The loan portfolios of the Banks are subject to examination by the Company's credit examination staff every 12 to 24 months, the frequency of which is based on a variety of factors, including the credit quality of the institution. The credit examination staff is also responsible for credit review with respect to the assets of banks to be acquired by the Company.

       FINANCE. The Board of Directors of the Company has established policies in the areas of asset/liability management, investments, capital expenditures, accounting procedures and capital and dividend management. Policies are implemented and monitored for compliance by the Chief Financial Officer and the Asset/Liability Committee of the Company.

       OPERATIONS. Community First Service Corporation ("CFSC"), a subsidiary of the Company, provides data processing and operations support services to the Banks by contract. CFSC's system is designed to provide for all Bank and customer data processing needs at the lowest possible cost and can be expanded to accommodate future growth and additional service applications. The Company believes CFSC has sufficient capacity to provide services to the banks the Company has agreed to acquire. In addition to its own office facilities in Fargo, North Dakota, CFSC also uses Mountain Park's data processing facility in Golden, Colorado. Additional expenditures for equipment, consistent with the increased data processing volumes, would likely be necessary if additional significant acquisitions occur during 1997.

       OTHER SERVICES. The Company provides other services for the benefit of the Banks, such as outside professional services, central human resources services, benefits administration, marketing guidance and centralized purchasing of supplies.

INSURANCE AGENCIES

       The Company currently owns and operates insurance agencies located in 30 communities served by the Banks through its subsidiaries, Community Insurance, Inc. ("CII"), and Community First Insurance Agencies, Inc. ("CFIA"). These agencies are primarily engaged in the sale of property and casualty insurance and make some sales of other types of insurance, such as life, accident and crop hail insurance. The Company had commission revenue of $4.2 million in 1996.

OTHER ACTIVITIES

       The Company has steadily consolidated Banks located in each state into single legal charters with multiple locations. As of December 31, 1996, the Company had 14 separately chartered subsidiary Banks. That number was subsequently reduced, on February 14, 1997, to 10 Banks, and on April 1, 1997, the Company expects to have 7 subsidiary Banks. The subsidiary Banks of the Company in six locations maintain trust departments, but their services are more broadly available and the Company may expand its trust activities in the future. Trust services are made available to customers in several locations through local trust officers or by appointment with members of the trust department. Most of the Banks also sell annuities. Federal bank regulation permits bank holding companies to engage in other limited activities, such as the distribution of certain types of securities, and future changes in such regulation may further expand the types of activities in which the Company may engage. Although the Company intends to maintain its focus on the banking business in its targeted market areas, the Company will consider other permitted business activities as opportunities arise.

COMPETITION

       Commercial banking is highly competitive. In the conduct of certain aspects of their business, the Banks compete with other commercial banks, savings and loan institutions, issuers of fixed income investments, finance corporations, credit unions and money market funds, among other types of institutions. The Banks compete with these institutions in such areas as obtaining new deposits, offering new types of services and setting loan rates and interest rates on various types of deposits, as well as other aspects of the banking business. Management believes community residents and businesses prefer to deal with local banks and the Banks have generally been able to compete successfully in their respective communities because of the Company's emphasis on local ownership and the autonomy of Bank management in community relations. At the same time, the Company provides the Banks with the advantages of centralized sophisticated administration and the opportunity to make larger loans and diversify their lending activity through Bank group participations. Further, because most of the Banks have a significant market share in the communities they serve, the Company believes the Banks can, to a degree, influence deposit and loan pricing in their markets and are subject to less competition based on deposit and loan pricing than would be the case in larger metropolitan markets with more competitors. However, the Banks have experienced increased price competition from credit unions in certain market areas in recent periods. Future changes in government regulation of banking, particularly any future state legislation permitting interstate branching or legislation in certain states to permit statewide branching, may increase competition by both out-of-state and in-state banking organizations and by other financial institutions. See "Supervision and Regulation," below. The Banks compete with other financial institutions, including government lending agencies, for high quality loans in the Banks' market areas and for purchases of loan assets and investment assets. While management believes the Banks will continue to compete successfully in their communities, there is no assurance that future competition will not adversely affect the Banks' earnings.

EMPLOYEES

       The Company had 1,680 employees at December 31, 1996, including 1,280 full-time employees and 400 part-time employees. Of these individuals, 78 were employed at the holding company level, 1,368 (including 1,038 full-time employees) were employed at the Bank level, 158 were employed by CFSC and 76 were employed by CII and CFIA.

SUPERVISION AND REGULATION

       GENERAL. In addition to a variety of generally applicable state and federal laws governing businesses and employers, the Company and the Banks are extensively regulated by federal and state laws applicable only to financial institutions. Virtually all aspects of the Company's operations are subject to specific requirements or restrictions and general regulatory oversight from laws regulating consumer finance transactions, such as Truth In Lending Act, Home Mortgage Disclosure Act and Equal Credit Opportunity Act, to laws regulating collections and confidentiality, such as Fair Debt Collections Practices Act, Fair Credit Reporting Act and Right to Financial Privacy Act. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal Deposit Insurance System or the protection of consumers or classes of consumers, rather than the specific protection of security holders of the Company.

       With the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the FDIC Improvement Act of 1991 ("FDICIA") and the Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), Congress enacted comprehensive legislation affecting the commercial banking and thrift industries. FIRREA, among other things, abolished the Federal Savings and Loan Insurance Corporation and established two new insurance funds under the jurisdiction of the FDIC: the Bank Insurance Fund ("BIF"), which insures most commercial banks, including the Banks, and the Savings Association Insurance Fund, which insures most thrift institutions. In addition to effecting far-reaching restructuring of the financial industry, FIRREA provided a phased-in increase in the rate of annual insurance assessments paid by insured depository institutions. FDICIA increased funding for the BIF and expanded regulation of depository institutions and their affiliates, including parent holding companies. FDICIA further provided authority for special assessments against insured deposits and for the development of a system of assessing deposit insurance premiums based upon the institutions's risk.

       IBBEA generally liberalized multi-state expansion. Effective September 29, 1995, IBBEA significantly eased restrictions on interstate acquisition of banks by bank holding companies. Beginning June 1, 1997, banks located in different states may merge and operate the resulting institution as a single charter with interstate branches. However, the legislation includes special "opt-out" and "opt-in" provisions that individuals may adopt prior to the effective date of interstate branching. IBBEA does NOT affect the branching laws within a state, and imposes concentration limits limiting the resulting organization's market share to 30% of state deposits and 10% of total United States deposits.

       Congress continues to consider wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

       BANK HOLDING COMPANY REGULATION. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a result, the Company's activities are subject to certain limitations under the BHC Act, and transactions between the Company and the Banks and other affiliates are subject to certain restrictions. As a registered bank holding company, the Company is required to file semiannual reports with the Federal Reserve Board ("FRB") and such other information as the FRB may require, and is subject to examination by the FRB. The FRB has the authority to issue cease and desist orders against the Company and its nonbank subsidiaries if the FRB determines that actions by the Company are unsafe, unsound or violate the law. Under certain circumstances, redemptions, dividends or distributions by the Company with respect to its equity securities may be considered unsafe or unsound practices.

       As a bank holding company, the acquisition of "control" of the Company by an individual or a "company" is subject to the prior approval of the FRB.
The term "company" is broadly defined to include any corporation, partnership, association or trust or similar organization, while the definition or control for these purposes may be met by (i) the ownership, control or power to vote 10% or more of the outstanding shares of any class of voting stock of the Company, directly or indirectly, (ii) control over the election priority of Directors of the Company, or (iii) the power to exercise, directly or indirectly, controlling influence over the management or policies of the Company.

       Under the BHC Act, a bank holding company must obtain prior FRB approval before it acquires direct or indirect ownership or control of any voting shares of any bank or other bank holding company if, after such acquisition, it will own or control directly or indirectly more than 5% of the voting stock of the target, unless it already owns a majority of the voting stock of the target. A bank holding company also must obtain prior FRB approval before it acquires all or substantially all of the assets of a bank or merges or consolidates with another bank holding company.

       A bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of a company that is not a bank or a bank holding company, and must engage in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The FRB, by order or regulation, may authorize a bank holding company to engage in or acquire stock in a company engaged in activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities the FRB has determined by regulation to be incidental to the business of banking are: making and servicing loans or certain types of leases, engaging in discount brokerage activities, performing certain data processing services and providing insurance brokerage services under certain conditions and subject to certain limitations.

       In reviewing any application or proposal by a bank holding company, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the community to be served, as well as the probable effect of the transaction upon competition. Recent decisions by the FRB under the BHC Act have underscored the importance placed by the FRB upon the record of the applicant and its subsidiary banks in meeting the credit needs of its community in accordance with the Community Reinvestment Act of 1977.

       BANK REGULATION. The Banks are subject to detailed federal and state laws and regulations. National bank subsidiaries of the Company are primarily supervised by the Office of the Comptroller of the Currency (the "OCC"), a bureau of the United States Department of Treasury. The OCC regularly examines national banks in such areas as reserves, loans, investments, trust services, management practices, Community Reinvestment Act compliance and other aspects of bank operations. These examinations are designed for the protection of the deposit insurance system and the enforcement of federal and state laws and regulations, and not for the shareholders of the Company. In addition to undergoing these regular examinations, national banks must furnish reports containing detailed and accurate financial statements and schedules to the OCC quarterly.

       Bank subsidiaries of the Company that are chartered under state law are regulated and supervised by the respective state's banking agency. In addition, state-chartered banks, as members of the FDIC, are regulated and supervised by the FDIC. Each of these agencies conducts regular examinations of each Bank, generally on an alternate basis, reviewing the adequacy of the reserves, quality of the loans and investments, propriety of management practices, compliance with laws and regulations, including the Community Reinvestment Act, trust, and other aspects of Bank operations. These examinations are designed for the protection of the deposit insurance system and the enforcement of federal and state laws and regulations, and are not conducted for the benefit of the shareholders of the Company.

       Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, investments a bank may make, reserves a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. The OCC, in the case of national banks, and the FDIC, in the case of state-chartered, nonmember banks, are the respective primary regulatory authorities under the Financial Institution Supervisory Act, and are thereby provided authority under that Act to impose penalties, initiate civil and administrative actions and take other steps intended to prevent a bank from engaging in an unsafe or an unsound practice in the conduct of its business. In extreme cases, the FDIC has authority to revoke deposit insurance, and may assess civil money penalties and impose cease and desist orders against the bank and affiliated individuals, including the bank's attorneys and accountants. Under FDICIA, federal banking authorities are also authorized to establish safety and soundness standards for banks, thrifts and their parent holding companies covering a wide range of operational and managerial matters, including asset quality, earnings, stock valuation and employee compensation.

       Under current law, national and state bank subsidiaries of the Company are subject to state law restrictions in branching, including restrictions on the number, location and characteristics of branches. The laws vary from liberal branching states, like North Dakota and Wisconsin, which allow banks to branch freely, subject only to application and approval, to states like Iowa and Nebraska, which severely restrict branching, although they allow banks to combine and retain preexisting locations.

       In June 1993, the FDIC adopted a risk-based premium schedule that increases the assessment rates for depository institutions. Under the new schedule, which took effect for the assessment period beginning January 1, 1994, each financial institution is assigned to one of three capital groups: well capitalized, adequately capitalized or undercapitalized, as defined in the regulations implementing the prompt corrective action provisions of the FDICIA; and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution depends upon the risk assessment classification so assigned to the institution by the FDIC. Because the BIF has reached its required reserve level of 1.25% of insured deposits, banks in the lowest risk classification pay no deposit insurance premiums currently. Each of the Banks currently qualifies for the lowest level of deposit insurance.

EXECUTIVE OFFICERS

    The executive officers of the Company are as follows:

NAME                    AGE       POSITION

Donald R. Mengedoth     52        President, Chief Executive Officer and
                                  Chairman of the Board

Mark A. Anderson        39        Executive Vice President, Chief Financial
                                  Officer, Secretary and Treasurer

Ronald K. Strand        50        Executive Vice President - Banking Group

David E. Groshong       48        Executive Vice President  - Financial
                                  Services

Thomas E. Hansen        44        Senior Vice President and Central Region
                                  Manager

Bruce A. Heysse         45        Senior Vice President  - Acquisitions

Thomas A. Hilt          54        Senior Vice President - Operations and
                                  Administration

Gary A. Knutson         49        Senior Vice President and Western Region
                                  Manager

David A. Lee            53        Senior Vice President and Eastern Region
                                  Manager

Patricia J. Staples     41        Senior Vice President - Marketing

Harriette S. McCaul     46        Senior Vice President - Human Resources

    Donald R. Mengedoth has been President, Chief Executive Officer, Chairman of the Board and a director of the Company since its organization in 1986. He was Senior Vice President of First Bank System, Inc. ("FBS") from 1982 to 1987 and has worked in the banking business since 1966, including management positions in retail banking operations, human resources and commercial lending. From 1984 to 1987, Mr. Mengedoth was Regional Managing Director of FBS. From 1979 to 1982, Mr. Mengedoth was Vice President - Operations for FBS. Prior to that time, he was Senior Vice President of First Bank Milwaukee.

    Mark A. Anderson has been Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since its organization in 1986. He was Vice President and Regional Controller for FBS from

1984 to 1987. From 1979 to 1984, he held various positions with FBS-affiliated banks in the finance and credit analysis areas. Mr. Anderson is a Chartered Financial Analyst and a Certified Management Accountant.

    Ronald K. Strand has been Executive Vice President - Banking Group since February 1993. He was previously Senior Vice President and Regional Manager for South Dakota and North Dakota for the Company from January 1991 to February 1993. Previously, Mr. Strand had been Vice President and Regional Manager for the Company and President, Chief Executive Officer and a director of the Company's affiliate bank in Wahpeton, North Dakota since 1988. Prior to his affiliation with the Company, he served as President and Chief Executive Officer of Norwest Bank of North Dakota, N.A., Wahpeton, from 1985 until 1988. He was employed by Norwest for a total of 15 years, having previously worked in Norwest banks in Jamestown, North Dakota, and Moorhead, Minnesota.

    David E. Groshong has been Executive Vice President - Financial Services since May 1996. He was previously Chairman and Chief Executive Officer of the Company's affiliate bank in Alliance, Nebraska from May 1995 to May 1996. Previously, Mr. Groshong had been President and Chief Executive of the Company's affiliate bank in Fergus Falls, Minnesota since 1992 and as Senior Vice President and Senior Loan Officer of the Fargo Bank since 1985. He was employed by Norwest Bank of Minnesota, N.A. for a total of eight years and prior to that worked in the consumer finance industry.

    Thomas E. Hansen has been Senior Vice President and Central Region Manager since April 1993. He also served as President, Chief Executive Officer and director of the Company's affiliate bank in Fargo, North Dakota from April 1993 to December 1996. Previously, he was employed by Norwest Bank Fargo for 19 years, most recently as President.

    Bruce A. Heysse has been Senior Vice President - Acquisitions since July 1996. He was Senior Vice President and Integration Manager of the Company from November 1995 to June 1996. He was Vice President and Senior Credit Officer of the Company from 1987 to November 1995. He began his banking career at the Company's affiliate bank in Wahpeton, North Dakota, and had a total of 11 years of banking experience prior to joining the Company.

    Thomas A. Hilt has been Senior Vice President - Operations and Administration of the Company since 1987 and President of Community First Service Corporation, the Company's data processing subsidiary, since 1988. He was Vice President and Manager - Operations Support for the Regional Division of FBS from 1984 to 1987. Prior to 1984, he held various positions with FBS since 1967, including responsibility for systems development, programming, audit and examination functions.

    Gary A. Knutson has been Senior Vice President and Western Region Manager of the Company since September 1993. He was President, Chief Executive Officer and director of the Company's affiliate bank in Wahpeton, North Dakota from January 1991 to September 1993. He began his banking career at the Company's affiliate bank in Lidgerwood, North Dakota, and had a total of 14 years of banking experience prior to joining the Company.

    David A. Lee has been Senior Vice President and Eastern Region Manager of the Company since January 1991. He had been a Region Manager of the Company since 1987. He was President and Chief Executive Officer and a director of the Company's affiliate bank in Little Falls from 1988 to January 1993. Mr. Lee held various positions with FBS from 1966 to 1982.

    Patricia J. Staples has been Senior Vice President - Marketing since July 1994. Previously, Ms. Staples was employed as the public relations manager with MeritCare Health System for 10 years.

    Harriette S. McCaul, Ph.D., has been Senior Vice President of Human Resources since February 1997. Previously, she was the Dean of the College of Business Administration at North Dakota State University in Fargo, North Dakota. She joined NDSU in 1983 and held various teaching and administrative positions in the Business Department and human resources area. Prior to that time, she was an instructor at Moorhead State University, Moorhead, Minnesota, and the director of faculty and staff benefits at the University of Kansas.

    ELECTION. The Company's officers are elected by the Board of Directors. The officers serve until their successors are elected or until their earlier resignation, removal or death.

ITEM 2.  PROPERTIES

    In January 1996, the Company formed a new subsidiary, Community First Properties, Inc. ("CFPI"), for the purpose of acquiring and owning the space currently occupied by the Company. CFPI owns all of the portions of the office building not owned by the Company's Fargo Bank subsidiary at 520 Main Avenue, Fargo, North Dakota.

    The Company maintains its offices at 520 Main Avenue, Fargo, North Dakota, consisting of 12,564 square feet at an annual rental of $297,948, payable to its subsidiary, CFPI. The Company believes these facilities will be adequate for the foreseeable future. Each of the Banks owns its main office and those of its branches, and these facilities range in size from approximately 1,200 to 36,000 square feet. CFSC leases 11,089 square feet of office space in Fargo at an annual rental of $120,108 through August 31, 1997. CFSC will continue to lease this space on a month-to-month basis until the completion of a building being constructed by the Company, into which CFSC anticipates moving in the fourth quarter of 1997.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company and its subsidiaries are subject to various legal actions and proceedings in the normal course of business, some of which may involve substantial claims for compensatory damages. In some cases, these actions and proceedings relate in whole or in part to activities of banks prior to their acquisition and may be covered by agreements of former owners of these banks to indemnify the Company. Although litigation is subject to many uncertainties and the ultimate exposure with respect to current matters cannot be ascertained, management does not believe that the final outcome will have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information as to the principal market on which the Company's common stock is traded, market price information for the common stock of the Company, the approximate number of holders of record as of December 31, 1996, and the Company's dividend policy is incorporated herein by reference from the inside back cover of the 1996 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected financial data for the five years ended December 31, 1996, consisting of data captioned "Financial Highlights" on page 1 of the 1996 Annual Report to Shareholders, "Consolidated Statement of Condition--Five-Year Summary" on page 44 of the Annual Report and "Consolidated Statement of Income-Five Year Summary" on page 45 of the Annual Report are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 26 of the 1996 Annual Report to Shareholders is incorporated hereby by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Statements of Financial Condition of the Company as of December 31, 1996 and 1995, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years ended December 31, 1996, the Notes to the Consolidated Financial Statements and the Report of Ernst & Young LLP, independent auditors, contained in the Company's 1996 Annual Report to Shareholders on pages 27 through 43 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth in the Company's 1997 Proxy Statement under the caption "Election of Directors" is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth in the 1997 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference, except that information under the captions "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance" is not so incorporated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth in the 1997 Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth in the 1997 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.


                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS FORM 10-K:

    1.   FINANCIAL STATEMENTS.  See Item 8, above.

    2. FINANCIAL STATEMENT SCHEDULES. All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

    3.   PRO FORMA FINANCIAL INFORMATION.  None.

(b) REPORTS ON FORM 8-K.  None.

    On October 18, 1996, the Company filed a Form 8-K report describing under
    Item 5 the acquisition of Financial Bancorp, Inc. and certain recent litigation.

(c) EXHIBITS.

EXHIBIT
NUMBER   DESCRIPTION

    2.1 Agreement and Plan of Merger dated as of August 12, 1994, between the Registrant and Minowa Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 [File No. 33-84746], as declared effective by the Commission on January 23, 1995).

    2.2 Restated Agreement and Plan of Merger dated as of December 6, 1994, among the Registrant, Colorado Acquisition Corporation and First Community Bankshares, Inc. (incorporated by reference to
         Exhibit 10.1 to the Form 8-K report of the Registrant dated January 20, 1995).

    2.3 Agreement and Plan of Merger dated as of November 28, 1994, between the Registrant and Abbott Bank Group, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K report of the Registrant dated January 20, 1995).

    2.4 Master Agreement dated July 22, 1994, between the Registrant and Bank of Colorado Holding Company, including as Exhibit A the form of Purchase and Assumption Agreement executed by Colorado Community First State Bank of Steamboat Springs and Vail Bank (incorporated by reference to Exhibit 2.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 [the "1994 Form 10-K"]).

    2.5 Stock Purchase Agreement dated as of June 7, 1995 by and among BNCCORP, Inc., Gregory Cleveland and Tracy Scott, and the Registrant relating to Farmers & Merchants Bank of Beach (incorporated by reference to Exhibit 2.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 [the "1995 Form 10-K"]).

    2.6 Agreement and Plan of Merger dated as of March 8, 1996 among the Registrant, Trinidad Acquisition Corporation and Financial Bancorp, Inc. (the holding company for Trinidad National Bank) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 [File No. 333- 6239], as declared effective by the Commission on August 9, 1996.

    2.7 Agreement and Plan of Reorganization dated as of June 25, 1996 between the Registrant and Mountain Parks Financial Corp. (incorporated by reference to the Appendix to the Registrant's Joint Proxy Statement with Mountain Parks Financial Corp. included in the Registration Statement on Form S-4 [File No. 333-14439], as declared effective by the Commission on November 7, 1996).

    2.8 Stock Purchase Agreement dated as of February 18, 1997 by and among the Registrant, KeyCorp and Key Bank of the Rocky
         Mountains, Inc. (the holding company for KeyBank National Association (Wyoming)).

    3.1 Restated Certificate of Incorporation of the Registrant, as amended by a Certificate of Amendment filed with the Delaware Secretary of State on December 18, 1996.

EXHIBIT
NUMBER   DESCRIPTION

    3.2  Bylaws of the Registrant (incorporated by reference to Exhibit
         3.2 to the Registrant's Registration Statement on Form S-1 [File No. 33-41246], as declared effective by the Commission on August 13, 1991 [the "1991 S-1"]).

    4.1 Certificate of Designations, Preferences and Rights of 7% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 [File No. 33-77398], as declared effective by the Securities and Exchange Commission on May 4, 1994 [the "1994 Form S-3"]).

    4.2 Deposit Agreement dated as of May 4,1994, by and among the Registrant, Norwest Bank Minnesota, National Association, as Depositary, and the Holders, from time to time, of the Depositary Receipts (incorporated by reference to Exhibit 4.2 to the 1994 Form S-3).

    4.3 Form of Rights Agreement dated as of January 5, 1995, between the Registrant, and Norwest Bank Minnesota, National Association, which includes as Exhibit B thereto the form of Rights
         Certificate (incorporated by reference to Exhibit 1 to the Form 8-A report dated January 6, 1995).

    10.1 1996 Annual Incentive Plan for Holding Company Management.*

    10.2 Restated 1987 Stock Option Plan (incorporated by reference to Exhibit
         10.7 to the Registrant's Registration Statement on Form S-8 [File No. 33-46744], as declared effective by the Commission on May 6, 1992).*

    10.3 Form of Tax Sharing Agreement between the Registrant and each of its subsidiary Banks (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 [the "1995 Form 10-K"]).

    10.4 Form of Service Agreement for Data Processing between Community First Service Corporation and each of the subsidiary Banks of the Registrant (incorporated by reference to Exhibit 10.4 to the 1995 Form 10-K).

    10.5 Form of Bank Services Agreement between the Registrant and each of its subsidiary Banks (incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K).

    10.6 Form of Agency Agreement between the Registrant and each of its subsidiary Banks, and Assignment of Agency Agreement and Second Assignment of Agency Agreement, which assign the Registrant's interest in the Agency Agreement to Community First Financial, Inc. (relating to the Registrant's subsidiary Banks) (incorporated by reference to Exhibit 10.6 to the 1995 Form 10-K).

EXHIBIT
NUMBER    DESCRIPTION

    10.7 Real Property Lease dated May 1991 among Richard A. Hentges, HLS Associates and the Registrant relating to the Registrant's previous corporate offices (incorporated by reference to Exhibit
          10.24 to the 1991 S-1).

    10.8 Office Lease Agreement dated October 18, 1988, between Dacotah Prairie Associates and Community First Service Corporation, and addendum to Office Lease Agreement dated April 30, 1991
          (incorporated by reference to Exhibit 10.25 to the 1991 S-1).

    10.9 Lease Agreement dated November 8, 1988, between Winthrop Resources Corp. and Community First Service Corporation
          (incorporated by reference to Exhibit 10.26 to the 1991 S-1).

    10.10 Lease dated April 27, 1993, between Community First Properties, Inc. (formerly Fargo Tower Partners) and the Registrant
          (incorporated by reference to Exhibit 10.11 to the 1994 10-K).

    10.11 Letter Agreement dated May 11, 1995 by and between the Registrant and Norwest Bank Minnesota, N.A. (incorporated by reference to
          Exhibit 10.11 to the 1995 Form 10-K)

    10.12 Promissory Note dated December 21, 1995, issued to Norwest Bank Minnesota, National Association, in the principal amount of $26,000,000 (incorporated by reference to Exhibit 10.12 to the 1995 Form 10-K).

    10.13 Letter Agreement dated May 11, 1995, by and between the
          Registrant and Harris Trust and Savings Bank regarding
          $10,000,000 Line of Credit (incorporated by reference to Exhibit
          10.13 to the 1995 Form 10-K).

    10.14 Form of Indemnification Agreement entered into by and between the Registrant and the Registrant's officers and directors
          (incorporated by reference to Exhibit 10.33 to the 1993 Form
          10-K).

    10.15 1996 Stock Option Plan, as approved by the Board of Directors on February 6, 1996(incorporated by reference to Exhibit 10.15 to the 1995 Form 10-K).

    13.1  Annual Report to Shareholders.

    21.1  Subsidiaries of the Registrant.

    23.1  Consent of Ernst & Young LLP.

-----------------
    *Executive compensation plans and arrangements.

                                      SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMUNITY FIRST BANKSHARES, INC.
                                       ("Registrant")

Dated: March 19, 1997                  By/S/ DONALD R. MENGEDOTH
                                         -----------------------------------
                                         Donald R. Mengedoth
                                         President, Chief Executive
                                         Officer and Chairman of the
                                         Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

SIGNATURE AND TITLE                              DATE


 /S/ DONALD R. MENGEDOTH                         March 19, 1997
---------------------------------------
Donald R. Mengedoth
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)


 /S/ MARK A. ANDERSON                            March 19, 1997
---------------------------------------
Mark A. Anderson
Executive Vice President, Chief
Financial Officer, Secretary and
Treasurer (Principal Financial
and Accounting Officer)


 /S/ PATRICIA A. ADAM                            March 19, 1997
---------------------------------------
Patricia A. Adam, Director


 /S/ JAMES T. ANDERSON                           March 19, 1997
---------------------------------------
James T. Anderson, Director


 /S/ PATRICK E. BENEDICT                         March 19, 1997
---------------------------------------
Patrick E. Benedict, Director

SIGNATURE AND TITLE                              DATE
---------------------------------------

 /S/ PATRICK DELANEY                             March 19, 1997
---------------------------------------
Patrick Delaney, Director


 /S/ JOHN H. FLITTIE                             March 19, 1997
---------------------------------------
John H. Flittie, Director


 /S/ CARGILL MACMILLAN, JR.                      March 19, 1997
---------------------------------------
Cargill MacMillan, Jr., Director


 /S/ DEAN E. SMITH                               March 19, 1997
---------------------------------------
Dean E. Smith, Director


 /S/ THOMAS C. WOLD                              March 19, 1997
---------------------------------------
Thomas C. Wold, Director


 /S/ HARVEY L. WOLLMAN                           March 19, 1997
---------------------------------------
Harvey L. Wollman, Director


 /S/ DENNIS M. MATHISEN                          March 19, 1997
---------------------------------------
Dennis M. Mathisen, Director