Form 10-K/A
period 1996-12-31
COMMUNITY FIRST BANKSHARES INC
filed 1997-05-08
CIK 857593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
(MARK ONE)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   /X/           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the Transition period from _______________ to _______________

                          COMMISSION FILE NO.  0-19368

                        COMMUNITY FIRST BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               46-0391436
   ----------------------------------           ------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                                 520 MAIN AVENUE
                             FARGO, ND   58124-0001
          ------------------------------------------------------------
              (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (701) 298-5600
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:           COMMON STOCK, $.01 PAR VALUE
                                                                      7% CUMULATIVE CONVERTIBLE PREFERRED STOCK
                                                                      DEPOSITARY SHARES REPRESENTING 7% CUMULATIVE
                                                                         CONVERTIBLE PREFERRED STOCK
                                                                      PREFERRED STOCK PURCHASE RIGHTS
                                                                      8-7/8% CUMULATIVE CAPITAL SECURITIES, $25 LIQUIDATION
                                                                      AMOUNT*
                                                                      GUARANTEES RELATING TO CAPITAL SECURITIES*


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES     X    NO
                                        --------    ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 14, 1997, assuming as market value the price of $31.125 per share, the average between the high and low sale prices on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $456 million.

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

               ___________________________________________________

Part IV, Item 14 is hereby amended to read as follows:

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

(c)  EXHIBITS.


 Exhibit
 Number             Description
 ------             -----------

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

 Exhibit
 Number             Description
 ------             -----------

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

  2.6 Agreement and Plan of Merger dated as of March 8, 1996 among the Registrant, Trinidad Acquisition Corporation and Financial Bancorp, Inc. (the holding company for Trinidad National Bank) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 [File No. 333- 6239], as declared effective by the Commission on August 9, 1996).

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

  3.1 Restated Certificate of Incorporation of the Registrant, as amended by a Certificate of Amendment filed with the Delaware Secretary of State on December 18, 1996. (1)

  3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 [File No. 33-41246], as declared effective by the Commission on August 13, 1991 [the "1991 S-1"]).

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

 Exhibit
 Number             Description
 ------             -----------

          Rights Certificate (incorporated by reference to Exhibit 1 to the Form 8-A report dated January 6, 1995).

  10.1    1996 Annual Incentive Plan for Holding Company
          Management.(1)*

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

  10.8 Office Lease Agreement dated October 18, 1988, between Dacotah Prairie Associates and Community First Service Corporation, and addendum to Office Lease Agreement dated April 30, 1991 \ (incorporated by reference to Exhibit 10.25 to the 1991 S-1).

  10.9 Lease Agreement dated November 8, 1988, between Winthrop Resources Corp. and Community First Service Corporation (incorporated by reference to Exhibit 10.26 to the 1991 S-1).

  10.10 Lease dated April 27, 1993, between Community First Properties, Inc. (formerly Fargo Tower Partners) and the Registrant (incorporated by reference to Exhibit 10.11 to the 1994 10-K).

  10.11 Letter Agreement dated May 11, 1995 by and between the Registrant and Norwest Bank Minnesota, N.A. (incorporated by reference to
          Exhibit 10.11 to the 1995 Form 10-K).

 Exhibit
 Number             Description
 ------             -----------

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

  10.15 1996 Stock Option Plan, as approved by the Board of Directors on February 6, 1996 (incorporated by reference to Exhibit 10.15 to the 1995 Form 10-K).*

  13.1    Annual Report to Shareholders (1).

  21.1    Subsidiaries of the Registrant (1).

  23.1    Consent of Ernst & Young LLP (1).

  27.1    Financial Data Schedule.

________________
*         Executive compensation plans and arrangements.

(1) Filed previously as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMMUNITY FIRST BANKSHARES, INC.
                                   ("Registrant")

Dated: May 7, 1997                 By /s/ Mark A. Anderson
                                     ------------------------------
                                     Mark A. Anderson
                                     Executive Vice President and  Chief
                                     Financial Officer