Form 10-Q
period 1997-03-31
COMMUNITY FIRST BANKSHARES INC
filed 1997-05-13
CIK 857593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended      March 31, 1997
                                         ------------------------


                                       OR


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to
                                         ---------------    ---------------


                       Commission file number   0-19368
                                              -----------


                        COMMUNITY FIRST BANKSHARES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                           46-0391436
       -------------------------------     --------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


               520 Main Avenue
                  Fargo, ND                              58124
  ----------------------------------------             ----------
  (Address of principal executive offices)             (Zip Code)


                                 (701) 298-5600
                         -----------------------------
              (Registrant's telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: YES   X   NO
                                             -------  ------

At May 8, 1997, 18,669,517 shares of Common Stock were outstanding.

                        COMMUNITY FIRST BANKSHARES, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997


                                      INDEX



PART I - FINANCIAL INFORMATION:                                         PAGE
                                                                       ------
   Item 1. Condensed Consolidated Financial
           Statements and Notes. . . . . . . . . . . . . . . . . .        3-9

   Item 2. Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations . . . . . . . . . . . . . . . . . . . . .      10-14

   Item 3. Quantitative and Qualitative Disclosure
           About Market Risk . . . . . . . . . . . . . . . . . . .         15


PART II - OTHER INFORMATION:

   Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .         16

   Item 2. Changes in Securities . . . . . . . . . . . . . . . . .         16

   Item 3. Defaults Upon Senior Securities . . . . . . . . . . . .         16

   Item 4. Submission of Matters to a Vote of
           Security Holders  . . . . . . . . . . . . . . . . . . .         16

   Item 5. Other Information . . . . . . . . . . . . . . . . . . .         16

   Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .         16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17

                        COMMUNITY FIRST BANKSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                          March 31,     December 31,
(Dollars in thousands)                         1997            1996
----------------------                         ----            ----
                                        (unaudited)
ASSETS
Cash and due from banks. . . . . . . .  $  123,430       $  175,732
Federal funds sold and
  securities purchased under
  agreements to resell . . . . . . . .         100            3,600
Interest-bearing deposits. . . . . . .       9,953            3,598
Available-for-sale securities. . . . .     508,837          506,888
Held-to-maturity securities
  (fair value: 3/31/97 -
  $222,665, 12/31/96 - $223,200) . . .     223,768          222,348
Loans. . . . . . . . . . . . . . . . .   2,081,912        2,064,108
  Less: Allowance for loan losses. . .     (27,580)         (26,215)
-------------------------------------------------------------------
    Net loans. . . . . . . . . . . . .   2,054,332        2,037,893
Bank premises and equipment, net . . .      66,206           65,705
Accrued interest receivable. . . . . .      27,407           29,233
Other assets . . . . . . . . . . . . .      39,584           32,219
Intangible assets. . . . . . . . . . .      41,448           39,182
-------------------------------------------------------------------
    Total assets . . . . . . . . . . .  $3,095,065       $3,116,398
-------------------------------------------------------------------
-------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing. . . . . . . . .  $  394,318       $  431,078
  Interest-bearing . . . . . . . . . .   2,099,182        2,106,362
-------------------------------------------------------------------
    Total deposits . . . . . . . . . .   2,493,500        2,537,440
Federal funds purchased and
  securities sold under
  agreements to repurchase . . . . . .      85,387           78,369
Other short-term borrowings. . . . . .     155,332          169,265
Long-term debt . . . . . . . . . . . .      18,644           46,750
Accrued interest payable . . . . . . .      16,398           17,027
Other liabilities. . . . . . . . . . .      17,046           21,665
-------------------------------------------------------------------
    Total liabilities. . . . . . . . .   2,786,307        2,870,516

Company-obligated mandatorily
  redeemable preferred securities
  of CFB Capital I . . . . . . . . . .     60,0000                0
Minority interest. . . . . . . . . . .          19            1,311
Shareholders' equity:
  Preferred stock. . . . . . . . . . .           0           22,988
  Common stock . . . . . . . . . . . .         187              172
  Capital surplus. . . . . . . . . . .     101,017           77,029
  Retained earnings. . . . . . . . . .     151,306          144,239
  Unrealized (loss) gain
    available- for-sale securities,
    net of tax . . . . . . . . . . . .      (3,275)           1,368
  Less cost of common stock in
    treasury -- March 31, 1997 --
    17,497 shares, December 31,
    1996 -- 50,810 shares. . . . . . .        (496)          (1,225)
-------------------------------------------------------------------
    Total shareholders' equity . . . .     248,739          244,571
-------------------------------------------------------------------
    Total liabilities and
      shareholders' equity . . . . . .  $3,095,065       $3,116,398
-------------------------------------------------------------------
-------------------------------------------------------------------

                        COMMUNITY FIRST BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   For the Three Months Ended
                                                             March 31,
                                                   --------------------------
(Dollars in thousands, except per share data)                       (restated)
(Unaudited)                                                1997        1996
-----------------------------------------------------------------------------
Interest income:
  Loans . . . . . . . . . . . . . . . . . . . . . . .   $  50,615    $  42,311
  Investment securities . . . . . . . . . . . . . . .      11,465       10,772
  Interest-bearing deposits . . . . . . . . . . . . .          45           37
  Federal funds sold and resale agreements. . . . . .           0          544
------------------------------------------------------------------------------
    Total interest income . . . . . . . . . . . . . .      62,125       53,664
Interest expense:
  Deposits. . . . . . . . . . . . . . . . . . . . . .      21,166       20,117
  Short-term and other borrowings . . . . . . . . . .       2,224        1,200
  Long-term debt. . . . . . . . . . . . . . . . . . .       1,727        1,334
------------------------------------------------------------------------------
    Total interest expense. . . . . . . . . . . . . .      25,117       22,651
------------------------------------------------------------------------------
Net interest income . . . . . . . . . . . . . . . . .      37,008       31,013
Provision for loan losses . . . . . . . . . . . . . .       1,761          915
------------------------------------------------------------------------------
Net interest income after provision for
  loan losses . . . . . . . . . . . . . . . . . . . .      35,247       30,098
------------------------------------------------------------------------------
Noninterest income:
  Service charges on deposit
    accounts. . . . . . . . . . . . . . . . . . . . .       3,505        2,845
  Fees from fiduciary activities. . . . . . . . . . .         933          733
  Insurance commissions . . . . . . . . . . . . . . .       1,205          944
  Net loss on sales of available-for-
    sale securities . . . . . . . . . . . . . . . . .           0            2
  Other . . . . . . . . . . . . . . . . . . . . . . .       2,540        1,417
------------------------------------------------------------------------------
    Total noninterest income: . . . . . . . . . . . .       8,183        5,941
-------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits. . . . . . . . . . .      15,012       12,629
  Net occupancy . . . . . . . . . . . . . . . . . . .       3,998        3,148
  FDIC expense. . . . . . . . . . . . . . . . . . . .          12           67
  Legal and accounting. . . . . . . . . . . . . . . .         364          475
  Other professional service. . . . . . . . . . . . .         447          416
  Data processing . . . . . . . . . . . . . . . . . .         282          223
  Acquisitions. . . . . . . . . . . . . . . . . . . .          69            5
  Company-obligated mandatorily
    redeemable preferred securities
    of CFB Capital I. . . . . . . . . . . . . . . . .          814            0
  Amortization of intangibles . . . . . . . . . . . .          982          751
  Other . . . . . . . . . . . . . . . . . . . . . . .        5,080        5,154
-------------------------------------------------------------------------------
    Total noninterest expense . . . . . . . . . . . .       27,060       22,868
Income before income taxes and
  extraordinary item. . . . . . . . . . . . . . . . .       16,370       13,171
Provision for income taxes. . . . . . . . . . . . . .        5,573        4,590
-------------------------------------------------------------------------------
Net income before extraordinary item. . . . . . . . .       10,797        8,581
Extraordinary item: Loss from early
  extinguishment of debt (Less applicable
  income taxes of $159) . . . . . . . . . . . . . . .         (265)           0
-------------------------------------------------------------------------------
Net income. . . . . . . . . . . . . . . . . . . . . .   $   10,532   $    8,581
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Net income applicable to common equity. . . . . . . .   $   10,532   $    8,179
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Earnings per common and common equivalent share:
  Primary before extraordinary item . . . . . . . . .        $0.61        $0.50
  Extraordinary item. . . . . . . . . . . . . . . . .       ($0.02)       $0.00
-------------------------------------------------------------------------------
  Primary . . . . . . . . . . . . . . . . . . . . . .        $0.59        $0.50
-------------------------------------------------------------------------------
  Fully diluted before extraordinary item . . . . . .        $0.57        $0.48
  Extraordinary item. . . . . . . . . . . . . . . . .       ($0.01)       $0.00
-------------------------------------------------------------------------------
  Fully diluted . . . . . . . . . . . . . . . . . . .        $0.56        $0.48
-------------------------------------------------------------------------------
Average common and common equivalent shares:
  Primary . . . . . . . . . . . . . . . . . . . . . .   17,734,076   16,433,410
  Fully diluted . . . . . . . . . . . . . . . . . . .   18,900,647   17,896,237
-------------------------------------------------------------------------------

                        COMMUNITY FIRST BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Three Months Ended
                                                                March 31,
                                                      --------------------------
(In thousands)                                                        (restated)
(Unaudited)                                                1997          1996
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . .      $ 10,532     $  8,581
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses. . . . . . . . . . . .         1,761          915
    Depreciation . . . . . . . . . . . . . . . . . .         1,955        1,635
    Amortization of intangibles. . . . . . . . . . .           982          751
    Net of amortization of premiums & discounts
      on securities. . . . . . . . . . . . . . . . .           241          539
    Decrease (increase) in interest receivable . . .         1,826         (201)
    Decrease in interest payable . . . . . . . . . .          (629)        (505)
    Other - net. . . . . . . . . . . . . . . . . . .       (12,565)        (823)
--------------------------------------------------------------------------------
Net cash provided by operating activities. . . . . .         4,103       10,892

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (decrease) increase in interest-
    bearing deposits . . . . . . . . . . . . . . . .        (6,355)         625
  Purchases of available-for-sale securities . . . .       (45,087)     (83,893)
  Maturities of available-for-sale securities. . . .        32,874       71,660
  Sales of securities, net of gains. . . . . . . . .         2,853          600
  Purchases of held-to-maturity securities . . . . .        (9,467)      (4,971)
  Maturities of held-to-maturity securities. . . . .         7,907        7,758
  Net increase in loans. . . . . . . . . . . . . . .       (18,200)      (6,427)
  Net increase in bank premises and equipment. . . .        (2,456)      (8,690)
  Net decrease in minority interest. . . . . . . . .        (1,292)         (58)
--------------------------------------------------------------------------------
Net cash used in investing activities. . . . . . . .       (39,223)     (23,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts and
  savings accounts . . . . . . . . . . . . . . . . .       (58,409)     (51,593)
Net increase in time accounts. . . . . . . . . . . .        14,469       22,431
Net (decrease) increase in short-term &
  other borrowings . . . . . . . . . . . . . . . . .        (6,915)      28,910
Net decrease in long-term debt . . . . . . . . . . .       (28,106)     (17,994)
Proceeds from issuance of company-obligated
  mandatorily redeemable preferred securities
  of CFB Capital I . . . . . . . . . . . . . . . . .        60,000            0
Net proceeds from issuance of common stock . . . . .         1,067        1,395
Redemption of preferred stock. . . . . . . . . . . .           (52)           0
Purchase of common stock held in treasury. . . . . .          (524)        (160)
Sale of common stock held in treasury. . . . . . . .           542          620
Preferred stock dividends paid . . . . . . . . . . .             0         (402)
Common stock dividends paid. . . . . . . . . . . . .        (2,754)      (1,604)
--------------------------------------------------------------------------------
Net cash used in financing activities. . . . . . . .       (20,682)     (18,397)
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents. . . . . .       (55,802)     (30,901)
Cash and cash equivalents at beginning of period . .       179,332      163,516
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period . . . . .      $123,530     $132,615
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COMMUNITY FIRST BANKSHARES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the "Company"), its wholly-owned data processing, credit origination, insurance agency and properties subsidiaries, and its ten majority-owned subsidiary banks, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

     The Company acquired Mountain Parks Financial Corporation ("Mountain Parks") on December 18, 1996, in a transaction accounted for as a pooling of interests. Accordingly, the consolidated financial information has been restated for all periods prior to the acquisition to include the accounts and operations of Mountain Parks. The acquisition of Mountain Parks resulted in the addition of approximately $600 million in assets.

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

NOTE B - BUSINESS COMBINATIONS

     On February 18, 1997, the Company signed a definitive purchase agreement with KeyCorp, of Cleveland, Ohio, to acquire KeyBank N.A. (Wyoming) with 28 offices located in 24 communities throughout the state of Wyoming. The transaction is expected to result in the addition of approximately $1.2 billion in assets and $1.0 billion in deposits. Under terms of the agreement, the Company is to make a cash payment of $135 million to KeyCorp, representing a $60 million premium over the banks anticipated equity when the transaction is consummated. The transaction is subject to regulatory approvals and is expected to be completed during the third quarter of 1997.

NOTE C - SUBSEQUENT EVENTS

     On April 30, 1997, the Company sold its 24.36% minority interest in Vail Banks, Inc., the parent company of WestStar Bank, Vail, Colorado for approximately $3 million. The sale was completed in response to regulatory requirements with regard to competitive factors resulting from the Company's December 1996 acquisition through merger of Mountain Parks.

     On April 4, 1997, the Company, through its Colorado subsidiary, completed the sale of its offices in Granby and Grand Lake, Colorado in response to regulatory requirements with regard to competitive factors resulting from the Company's December 1996 acquisition through merger of Mountain Parks. The transaction included approximately $24 million in deposits and resulted in the recognition of a gain of approximately $2.8 million.

NOTE D - ACCOUNTING CHANGES

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement no. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. This Statement replaces the current method of computing earnings per share with basic and diluted earnings per share and will require restatement of all prior periods when adopted. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The calculation of diluted earnings per share will be similar to the currently diluted earnings per share. The adoption of SFAS 128 is not expected to have a material impact on the calculation of earnings per share.

NOTE E - INVESTMENTS

     The following is a summary of available-for-sale and held-to-maturity securities at March 31, 1997 (in thousands):


                                        Available-for-Sale Securities
-------------------------------------------------------------------------------
                                     Gross        Gross    Estimated
                                 Amortized   Unrealized   Unrealized       Fair
                                      Cost        Gains       Losses      Value
-------------------------------------------------------------------------------
United States Treasury. . . . .  $ 108,168     $    219    $    (964) $ 107,423
United States Government
  agencies. . . . . . . . . . .     91,856           85       (2,448)    89,493
Mortgage-backed securities. . .    244,927        1,647       (2,399)   244,175
Collateralized mortgage
  obligations . . . . . . . . .     39,550          135         (414)    39,271
State and Political Securities.     16,267           38         (772)    15,533
Other securities. . . . . . . .     13,106           28         (192)    12,942
-------------------------------------------------------------------------------
                                 $ 513,874      $ 2,152     $ (7,189) $ 508,837
                               ------------------------------------------------
                               ------------------------------------------------


                                          Held-to-Maturity Securities
-------------------------------------------------------------------------------
                                                  Gross        Gross  Estimated
                                 Amortized   Unrealized   Unrealized       Fair
                                      Cost        Gains       Losses      Value
-------------------------------------------------------------------------------
United States Government
  agencies. . . . . . . . . . .   $    822      $     -     $    (11)  $    811
Mortgage-backed securities. . .     81,861          376       (1,999)    80,238
State and political securities.     53,347          692         (161)    53,878
Other securities. . . . . . . .     87,738            -            -     87,738
-------------------------------------------------------------------------------
                                  $223,768      $ 1,068     $ (2,171)  $222,665
                               ------------------------------------------------
                               ------------------------------------------------

     Proceeds from the sale of available-for-sale securities during the three months ended March 31, 1997 and 1996, were $2,853,000 and $602,000, respectively. Gross gains of $2,000 were realized on sales during each of 1997 and 1996. Gross losses of $2,000 and $0 were realized on these sales during 1997 and 1996, respectively. Gains and losses at disposition of these securities were computed using the specific identification method.

NOTE F - LOANS

     The composition of the loan portfolio at March 31, 1997, was as follows (in thousands):

          Real estate. . . . . . . . . . . . $    957,698
          Commercial . . . . . . . . . . . .      545,345
          Agricultural . . . . . . . . . . .      210,078
          Consumer and other . . . . . . . .      368,791
                                             ------------
                                                2,081,912
          Less allowance for loan losses . .       27,580
                                             ------------
             Net loans . . . . . . . . . . . $  2,054,332
                                             ------------
                                             ------------

NOTE G - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at March 31, 1997, were as follows (in thousands):

     Commitments to extend credit . . .    $  410,035
     Letters of credit. . . . . . . . .        12,541

NOTE H - SUBORDINATED NOTES

     Long-term debt at March 31, 1997, included $12 million in subordinated notes issued in July 1995. These notes are due August 15, 2005, and bear an interest rate of 9.00%, with interest payable quarterly. At March 31, 1997, the notes qualified as Tier 2 capital.

     During March 1997, the Company redeemed its $23 million in aggregate principal amount of 7.75% Subordinated Notes (the "7.75% Notes"). The 7.75% Notes were redeemed at par plus accrued interest and resulted in an extraordinary loss of $265,000, net of taxes, on the early extinguishment of debt.

NOTE I - INCOME TAXES

     The Company's effective tax rate has declined due to expansion into additional states and implementation of certain tax strategies.

     The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):


                                                    MARCH 31, 1997
                                                    --------------
     35% of pretax income . . . . . . . . . . . .       $ 5,730
     State income tax, net of
        federal tax benefit . . . . . . . . . . .           484
     Tax-exempt interest. . . . . . . . . . . . .        (1,025)
     Amortization of goodwill . . . . . . . . . .           234
     Other. . . . . . . . . . . . . . . . . . . .           150
                                                        -------
     Provision for income taxes . . . . . . . . .       $ 5,573


NOTE J - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Three months ended March 31 (in thousands)      1997        1996
     ------------------------------------------------------------------
     Unrealized loss on available-for-sale
       securities . . . . . . . . . . . . . . . .  $ 7,310      $ 2,949
     Conversion of preferred stock to
       common stock . . . . . . . . . . . . . . .   22,937            -

NOTE K - CONTINGENT LIABILITIES

     As a result of certain legal proceedings related to the May 1995 purchase of Alliance, the Company retained a portion of the purchase price in the form of a contingency reserve. Upon resolution of various proceedings, associated balances may be remitted to the former Abbott Bank Group shareholders. At March 31, 1997, the reserve balance was $908,000. All remaining issues subject to the reserve are expected to be resolved within a one-year period. It is management's expectation that resolution of the remaining issues will not exceed the current reserve balance.

NOTE L - SHAREHOLDERS' EQUITY

     During March 1997, the Company called for redemption its 7% Cumulative Convertible Preferred Stock ("Preferred Stock"). Holders of the Company's Depositary Shares (stated value of $25 per share) which represented ownership of one-quarter share of the Preferred Stock were permitted to convert their shares, prior to redemption into common stock of the Company ("Common Stock") at a conversion rate of 1.569 shares of Common Stock per Depositary Share or they could receive $26.40, plus accrued and unpaid dividends. Essentially all shares were converted to Common Stock resulting in the addition of approximately 1.4 million shares of Common Stock.

     On February 5, 1997 the Company issued $60 million of 8-7/8% Cumulative Capital Securities, through CFB Capital I, a business trust subsidiary organized in January 1997. A portion of the proceeds were used to redeem the 7.75% Notes. The remainder of the proceeds of the offering will be used for general corporate purposes, which may include without limitation possible future acquisitions, funding investments in, or extension of credit to, the Company's subsidiaries, repayment of maturing obligations and redemption of securities. All $60 million of the capital securities qualify as Tier I Capital for regulatory capital calculation purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following is a discussion of the Company's financial condition as of March 31, 1997, and December 31, 1996, and its results of operations for the three month periods ended March 31, 1997 and 1996. On December 18, 1996, the Company merged with Mountain Parks Financial Corporation in a transaction accounted for using the pooling of interests method. Accordingly, the consolidated financial information has been restated to reflect the results of operations of the two companies on a combined basis for all periods presented. Each of the other acquisitions described in the table below is reflected in the Company's results of operations for all periods following the acquisition and is reflected in the Company's statement of financial condition at all dates subsequent to the acquisition.

MERGER AND ACQUISITION ACTIVITY

     The Company completed three acquisitions during 1996, and, as of March 31, 1997, the Company had one pending bank acquisition. Each of these acquisitions has had, or will have, an effect upon the Company's results of operations and financial condition.

     During 1996, the Company made the following acquisitions of banks or associated holding companies:

                                                       Total Assets
                                                        at Date of
      Month and          Holding Company or            Acquisition
        Year              Location of Bank             (In Millions)
     ---------------------------------------------------------------
     October 1996        Trinidad, Colorado                 70
     July 1996           Kiowa, Colorado                    58
     July 1996           Englewood, Colorado                19


     On February 18, 1997, the Company signed a definitive purchase agreement with KeyCorp, of Cleveland, Ohio, to acquire KeyBank N.A. (Wyoming). The transaction, which will be accounted for as a purchase, will result in the addition of approximately $1.2 billion in assets and $1.0 billion in deposits. Under terms of the agreement, the Company is to make a cash payment of $135 million to KeyCorp, representing a $60 million premium over the banks anticipated equity when the transaction is consummated. The transaction is expected to be completed during the third quarter of 1997.

OVERVIEW

     For the three months ended March 31, 1997, net income was $10.5 million, an increase of $1.9 million, or 22.1%, from the $8.6 million earned during the 1996 period. This included the effect of a $265,000 after tax extraordinary expense associated with the Company's early extinguishment of its $23 million in principal amount of 7.75% Subordinated Notes due April 2000, which were redeemed on March 31, 1997. The Company's primary earnings per common share for the first quarter of 1997 were $0.59 after the effect of the extraordinary item, compared to $0.50 in 1996. Fully diluted earnings per common share for the first quarter of 1997 were $0.56, including the effect of the extraordinary item.

     Return on average assets was 1.38% for the first quarter of 1997, compared with 1.26% for the 1996 period. Return on average common shareholders' equity for the 1997 and 1996 periods was 18.77% and 17.86%, respectively. Factors contributing to these changes included incremental net income provided by entities acquired in 1996 and an increase in net interest margin.

RESULTS OF OPERATIONS

     NET INTEREST INCOME

     Net interest income for the three months ended March 31, 1997, was $37.0 million, an increase of $6.0 million, or 19.4%, from the net interest income of $31.0 million earned during the 1996 period. The increase was principally due to the increased asset base associated with the acquisitions completed during 1996 and an increase in the net interest margin to 5.49% during the first quarter of 1997, from 5.15% during the 1996 period.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended March 31, 1997, was $1,761,000, an increase of $846,000, or 92.5%, from the $915,000 provision during the 1996 period. This increase reflects the Company's objective of maintaining adequate reserve levels in recognition of significant loan growth in the Company's specialty lending subsidiaries acquired through the Company's merger with Mountain Parks in 1996.

     NONINTEREST INCOME

     Noninterest income for the three months ended March 31, 1997, was $8.2 million, an increase of $2.3 million, or 39.0%, from the 1996 level of $5.9 million. The increase was due to the combination of an increase of $315,000 earned by banks acquired in 1996, an increase of $405,000 in the existing bank deposit service charges, a $257,000 increase in existing bank insurance commissions, a $200,000 increase in trust fees, and an increase in other income of $1.1 million, which was due primarily to a gain on the sale of loans at one of the Company's specialty lending subsidiaries.

     NONINTEREST EXPENSE

     Noninterest expense for the three months ended March 31, 1997, was $27.1 million, an increase of $4.2 million, or 18.3%, from the level of $22.9 million during the 1996 period. The increase was principally due to an increase of $2.4 million, or 18.9%, in salaries and employee benefits, a significant portion resulting from banks acquired in 1996. Net occupancy increased $850,000, or 27.0% from $3.1 million in the period ended March 31, 1996, to $4.0 million at the end of the current period. Amortization of intangibles increased $231,000, or 30.8%, from $751,000 in the period ended March 31, 1996, to $982,000 in the current period, due principally to 1996 acquisitions. The first quarter of 1997 included $814,000 in expenses related to the $60 million Company-obligated mandatorily redeemable preferred securities of CFB Capital I.

     PROVISION FOR INCOME TAXES

     The provision for income taxes for the three months ended March 31, 1997, was $5.6 million, an increase of $1.0 million, or 21.7%, from the 1996 level of $4.6 million, due primarily to the increase in pre-tax income resulting from acquisitions completed since March, 1996 and an increase in the net interest margin.

FINANCIAL CONDITION

     LOANS

     Total loans were $2.1 billion at March 31, 1997 and December 31, 1996.

     The following table presents the Company's balance of each major category of loans:

                                MARCH 31, 1997       DECEMBER 31, 1996
     --------------------------------------------------------------------
                                       PERCENT OF             PERCENT OF
                             AMOUNT    TOTAL LOANS   AMOUNT   TOTAL LOANS
                           ----------------------------------------------
                                        (DOLLARS IN THOUSANDS)
     Loan category:
       Real estate. . . .  $  957,698    46.00%   $  871,432       42.22%
       Commercial . . . .     545,345    26.19%      624,456       30.25%
       Agricultural . . .     210,078    10.09%      222,081       10.76%
       Consumer and other     368,791    17.72%      346,139       16.77%
     --------------------------------------------------------------------
       Total loans. . . .   2,081,912   100.00%    2,064,108      100.00%
                                        -------                   -------
                                        -------                   -------

     Less allowance for
       loan losses             27,580                 26,215
                           ----------             ----------

     Total. . . . . . . .  $2,054,332             $2,037,893
                           ----------             ----------
                           ----------             ----------

  NONPERFORMING ASSETS

     At March 31, 1997, nonperforming assets were $16.6 million, an increase of $2.1 million, or 14.5%, from the $14.5 million level at December 31, 1996.
 The increase was principally due to an increase in the level of non-accrual loans at the Company's specialty lending subsidiaries, consistent with its growth in loans. At March 31, 1997, nonperforming loans as a percent of total loans was .73%, up from the December 31, 1996 level of .63%. OREO was $1.5 million at March 31, 1997, an increase of $75,000 from $1.4 million at December 31, 1996.

     Nonperforming assets of the Company are summarized in the following table:
                                           MARCH 31,   DECEMBER 31,
                                                1997           1996
                                 ----------------------------------
     Loans:
          Nonaccrual loans. . . . . . . .  $  14,886      $  12,796
          Restructured loans. . . . . . .        251            267
     --------------------------------------------------------------
          Nonperforming loans . . . . . .     15,137         13,063

     Other real estate owned. . . . . . .      1,501          1,426
     --------------------------------------------------------------
     Nonperforming assets . . . . . . . .  $  16,638      $  14,489
     --------------------------------------------------------------
     Loans 90 days or more past due but
       still accruing . . . . . . . . . .  $   2,028      $   1,956
     --------------------------------------------------------------
     --------------------------------------------------------------

     Nonperforming loans as a
       percentage of total loans                .73%           .63%
     Nonperforming assets as a
       percentage of total assets               .54%           .46%
     Nonperforming assets as a
       percentage of loans and OREO             .80%           .70%

     ALLOWANCE FOR LOAN LOSSES

     At March 31, 1997, the allowance for loan losses was $27.6 million, an increase of $1.4 million from the December 31, 1996 level of $26.2 million. Net charge-offs during the 1997 period were $822,000 more than those incurred during the three months ended March 31, 1996.

     At March 31, 1997, the allowance for loan losses as a percentage of total loans was 1.32%, a slight increase from the March 31, 1996, level of 1.31%. During the three months ended March 31, 1997, net charge-offs increased to $1.2 million. These charge-offs related to the Company's continued periodic review of the existing loan portfolios and an increase in charge-offs related to loan growth at the Company's specialty lending subsidiaries.

     The following table sets forth the Company's allowance for loans losses:

                                                            MARCH 31,
                                                        1997      1996
                                                       ------------------
                                                                (RESTATED)
     (DOLLARS IN THOUSANDS)

     Balance at beginning of period . . . . . . . . .  $26,215    $22,712
     Acquired bank and other allowances . . . . . . .      783         44
     Charge-offs:
            Commercial. . . . . . . . . . . . . . . .      764        126
            Real estate . . . . . . . . . . . . . . .      127         55
            Agricultural. . . . . . . . . . . . . . .       58         60
            Consumer and other. . . . . . . . . . . .      837        396
     --------------------------------------------------------------------
               Total charge-offs. . . . . . . . . . .    1,786        637
     --------------------------------------------------------------------

     Recoveries:
          Commercial. . . . . . . . . . . . . . . . .      341         38
          Real estate . . . . . . . . . . . . . . . .       98        139
          Agricultural. . . . . . . . . . . . . . . .       29         39
          Consumer and other. . . . . . . . . . . . .      139         64
     --------------------------------------------------------------------
               Total recoveries . . . . . . . . . . .      607        280

     Net charge-offs. . . . . . . . . . . . . . . . .    1,179        357
     Provision charged to operations. . . . . . . . .    1,761        915
     --------------------------------------------------------------------

     Balance at end of period . . . . . . . . . . . .  $27,580     $23,314
     --------------------------------------------------------------------
     --------------------------------------------------------------------

     Allowance as a percentage of total loans . . . .     1.32%       1.31%
     Annualized net charge-offs to average
       loans outstanding. . . . . . . . . . . . . . .     0.23%       0.08%

     INVESTMENTS

     The investment portfolio, including available-for-sale securities and held-to-maturity securities, increased $4 million, or .5%, to $733 million at March 31, 1997, from $729 million at December 31, 1996. At March 31, 1997, the investment portfolio represented 23.7% of total assets, compared with 23.4% at December 31, 1996. In addition to investment securities, the Company had investments in interest-bearing deposits of $10 million at March 31, 1997, a $6 million increase from the $4 million at December 31, 1996.

     DEPOSITS

     Total deposits were $2.5 billion at March 31, 1997 and December 31, 1996. Noninterest-bearing deposits at March 31, 1997, were $394 million, a decrease of $37 million, or 8.6%, from $431 million at December 31, 1996. The company's core deposits as a percent of total deposits were 90.1% and 90.8% as of March 31, 1997, and December 31, 1996, respectively. Interest-bearing deposits were $2.1 billion at March 31, 1997 and December 31, 1996. The shift in the Company's deposit mix from noninterest-bearing deposits to interest-bearing deposits and the decrease were due to seasonality of deposits, which were at relatively high year-end levels.

     BORROWINGS

     Short-term borrowings of the Company were $155 million as of March 31, 1997, as compared to $169 million at December 31, 1996, a decrease of $14 million, or 8.3%.

     Long-term debt of the Company was $19 million as of March 31, 1997, a decrease of $28 million, or 59.6%, from the $47 million as of December 31, 1996. The Company redeemed its $23 million 7.75% Subordinated Notes due April 15, 2000 on March 31, 1997 at a redemption price of 100% of principal amount.

     CAPITAL MANAGEMENT

     Shareholders' equity increased $4 million, or 1.6%, to $249 million at March 31, 1997, from $245 million at December 31, 1996. At March 31, 1997, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 11.58%, 13.25%, and 8.78%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At March 31, 1997, the Company had risk-weighted assets of $2.3 billion.

     During March 1997, the Company called for redemption its 7% Cumulative Convertible Preferred Stock ("Preferred Stock"). Holders of the Company's Depositary Shares (stated value of $25 per share) which represented ownership of one-quarter share of the Preferred Stock were permitted to convert their shares, prior to redemption into common stock of the Company ("Common Stock") at a conversion rate of 1.569 shares of Common Stock per Depositary Share or they could receive $26.40, plus accrued and unpaid dividends. Essentially all shares were converted to Common Stock resulting in the addition of approximately 1.4 million shares of Common Stock.

     On February 5, 1997 the Company issued $60 million of 8-7/8% Cumulative Capital Securities, through CFB Capital I, a business trust subsidiary organized in January 1997. A portion of the proceeds were used to redeem the $23 million Subordinated Notes. The remainder of the proceeds of the offering will be used for general corporate purposes, which may include without limitation possible future acquisitions, funding investments in, or extension of credit to, the Company's subsidiaries, repayment of maturing obligations and redemption of securities. All $60 million of the capital securities qualify as Tier I Capital for regulatory capital calculation purposes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

         None.

Item 2.  Changes in Securities:

         None.

Item 3.  Defaults upon Senior Securities:

         None.

Item 4.  Submission of Matters to a Vote of Security Holders:

         None.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              Exhibit 27.    Financial Data Schedule

         (b)  Reports on Form 8-K:

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COMMUNITY FIRST BANKSHARES, INC.
                                       /s/ Mark A. Anderson
Date: May 12, 1997                     ----------------------------------------
                                       Mark A. Anderson
                                       Executive Vice President, Chief Financial
                                          Officer, Treasurer, Secretary
                                          (Principal Financial and Accounting
                                          Officer)