Form 10-Q
period 1997-06-30
COMMUNITY FIRST BANKSHARES INC
filed 1997-08-14
CIK 857593

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      June 30, 1997
                                        -----------------------


                                          OR


    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                       ----------------    ----------

                          Commission file number   0-19368
                                                -------------

                           COMMUNITY FIRST BANKSHARES, INC.
                           --------------------------------
                (Exact name of registrant as specified in its charter)


              Delaware                                46-0391436
    -------------------------------    ------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

          520 Main Avenue
            Fargo, ND                                    58124
    -------------------------------    ------------------------------------
    (Address of principal executive                    (Zip Code)
               offices)


                                    (701) 298-5600
                                 -------------------
                 (Registrant's telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: YES   X   NO
                                                   ----     ----
At August 6, 1997, 18,626,439 shares of Common Stock were outstanding.

                           COMMUNITY FIRST BANKSHARES, INC.

                                      FORM 10-Q

                             QUARTER ENDED JUNE 30, 1997

                                        INDEX

PART I - FINANCIAL INFORMATION:                                           PAGE
                                                                          ----

    Item 1.   Condensed Consolidated Financial Statements and Notes. . .  3-9

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . 10-14

    Item 3.   Quantitative and Qualitative Disclosure About Market Risk.    15


PART II - OTHER INFORMATION:

    Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    16

    Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . .    16

    Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . .    16

    Item 4.   Submission of Matters to a Vote of Security Holders. . . .    16

    Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . .    16

    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    16

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

                           COMMUNITY FIRST BANKSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                June 30,     December 31,
(DOLLARS IN THOUSANDS)                                              1997             1996
                                                                    ----             ----
                                                              (unaudited)
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . .    $  124,364      $  175,732
Federal funds sold and securities purchased under
  agreements to resell . . . . . . . . . . . . . . . . . .           705           3,600
Interest-bearing deposits. . . . . . . . . . . . . . . . .        14,898           3,598
Available-for-sale securities. . . . . . . . . . . . . . .       481,500         506,888
Held-to-maturity securities (fair value: 6/30/97 -
  $230,204 12/31/96 - $223,200). . . . . . . . . . . . . .       229,857         222,348
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,175,593       2,064,108
     Less: Allowance for loan losses . . . . . . . . . . .       (30,137)        (26,215)
----------------------------------------------------------------------------------------
Net loans. . . . . . . . . . . . . . . . . . . . . . . . .     2,145,456       2,037,893
Bank premises and equipment, net . . . . . . . . . . . . .        67,501          65,705
Accrued interest receivable. . . . . . . . . . . . . . . .        30,477          29,233
Intangible assets. . . . . . . . . . . . . . . . . . . . .        39,532          39,182
Other assets . . . . . . . . . . . . . . . . . . . . . . .        30,609          32,219
----------------------------------------------------------------------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . .    $3,164,899      $3,116,398
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing. . . . . . . . . . . . . . . . . . .    $  384,905      $  431,078
  Interest-bearing . . . . . . . . . . . . . . . . . . .       2,085,786       2,106,362
----------------------------------------------------------------------------------------
Total deposits . . . . . . . . . . . . . . . . . . . . . .     2,470,691       2,537,440
Federal funds purchased and securities sold under
  agreements to repurchase . . . . . . . . . . . . . . . .        70,502          78,369
Other short-term borrowings. . . . . . . . . . . . . . . .       189,151         169,265
Long-term debt . . . . . . . . . . . . . . . . . . . . . .        78,566          46,750
Accrued interest payable . . . . . . . . . . . . . . . . .        15,970          17,027
Other liabilities. . . . . . . . . . . . . . . . . . . . .        18,634          21,665
----------------------------------------------------------------------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . .     2,843,514       2,870,516

Company-obligated mandatorily redeemable
     preferred securities of CFB Capital I . . . . . . . .        60,000               -
Minority interest. . . . . . . . . . . . . . . . . . . . .             -           1,311
Shareholders' equity:
  Preferred stock. . . . . . . . . . . . . . . . . . . . .             -          22,988
  Common stock . . . . . . . . . . . . . . . . . . . . . .           187             172
  Capital surplus. . . . . . . . . . . . . . . . . . . . .       101,017          77,029
  Retained earnings. . . . . . . . . . . . . . . . . . . .       159,072         144,239
  Unrealized gain available-for-sale securities,
    net of tax . . . . . . . . . . . . . . . . . . . . . .         1,232           1,368
  Less cost of common stock in treasury --
       June 30, 1997 -- 3,534 shares, December 31,
          1996 -- 50,810 shares. . . . . . . . . . . . . .          (123)         (1,225)
----------------------------------------------------------------------------------------
Total shareholders' equity . . . . . . . . . . . . . . . .       261,385         244,571
----------------------------------------------------------------------------------------
Total liabilities and shareholders' equity . . . . . . . .    $3,164,899      $3,116,398
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

                       COMMUNITY FIRST BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                             For the Three Months Ended    For the Six Months Ended
                                                                       June 30,                    June 30,
                                                             --------------------------    ------------------------
(Dollars in thousands, except per share data)                                 (restated)                  (restated)
(UNAUDITED)                                                      1997             1996         1997          1996
---------------------------------------------------------------------------------------    ------------------------
Interest income:
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . .   $ 53,124         $ 44,223     $   103,739    $  86,534
  Investment securities. . . . . . . . . . . . . . . . . .     11,330           11,088          22,795       21,860
  Interest-bearing deposits. . . . . . . . . . . . . . . .        300               51             345           88
    Federal funds sold and resale agreements . . . . . . .         24              175              24          719
-------------------------------------------------------------------------------------------------------------------
Total interest income. . . . . . . . . . . . . . . . . . .     64,778           55,537         126,903      109,201
-------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits . . . . . . . . . . . . . . . . . . . . . . . .     21,369           19,743          42,535       39,860
  Short-term and other borrowings. . . . . . . . . . . . .      4,016            1,998           7,063        3,198
  Long-term debt . . . . . . . . . . . . . . . . . . . . .        587            1,130           1,491        2,464
-------------------------------------------------------------------------------------------------------------------
Total interest expense . . . . . . . . . . . . . . . . . .     25,972           22,871          51,089       45,522
-------------------------------------------------------------------------------------------------------------------
Net interest income. . . . . . . . . . . . . . . . . . . .     38,806           32,666          75,814       63,679
Provision for loan losses. . . . . . . . . . . . . . . . .      3,271            1,416           5,032        2,331
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses. . . .     35,535           31,250          70,782       61,348
-------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Service charges on deposit accounts. . . . . . . . . . .      3,581            3,033           7,086        5,878
  Insurance commissions. . . . . . . . . . . . . . . . . .      1,429            1,235           2,634        2,179
  Fees from fiduciary activities . . . . . . . . . . . . .        919              883           1,852        1,616
  Net gain (loss) on sales of available-for-sale
    securities . . . . . . . . . . . . . . . . . . . . . .         64               (1)             61            1
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .      5,792            1,526           8,335        2,943
-------------------------------------------------------------------------------------------------------------------
Total noninterest income:. . . . . . . . . . . . . . . . .     11,785            6,676          19,968       12,617
-------------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits . . . . . . . . . . . . .     16,457           13,118          31,469       25,747
  Net occupancy. . . . . . . . . . . . . . . . . . . . . .      4,119            3,044           8,117        6,192
  FDIC expense . . . . . . . . . . . . . . . . . . . . . .         90               63             102          130
  Legal and accounting . . . . . . . . . . . . . . . . . .        521              458             885          933
  Other professional service . . . . . . . . . . . . . . .        632              520           1,079          936
  Data processing. . . . . . . . . . . . . . . . . . . . .        438              368             720          591
  Acquisition expense. . . . . . . . . . . . . . . . . . .          -               14              69           19
  Company-obligated mandatorily redeemed preferred
         securities of CFB Capital I . . . . . . . . . . .      1,331                -           2,145            -
  Amortization of intangibles. . . . . . . . . . . . . . .        938              787           1,920        1,538
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .      6,130            5,417          11,210       10,571
-------------------------------------------------------------------------------------------------------------------
Total noninterest expense. . . . . . . . . . . . . . . . .     30,656           23,789          57,716       46,657
-------------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item. . . . .     16,664           14,137          33,034       27,308
Provision for income taxes . . . . . . . . . . . . . . . .      5,529            4,849          11,102        9,439
-------------------------------------------------------------------------------------------------------------------
Net income before extraordinary item . . . . . . . . . . .     11,135            9,288          21,932       17,869
Extraordinary item: Loss from early extinguishment of debt
  (Less applicable income taxes of $159) . . . . . . . . .          -                -            (265)           -
-------------------------------------------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . .   $ 11,135         $  9,288     $    21,667     $ 17,869
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Net income applicable to common equity . . . . . . . . . .   $ 11,135         $  8,885     $    21,667     $ 17,064
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Earnings per common and common equivalent share:
  Primary before extraordinary item. . . . . . . . . . . .      $0.59            $0.54           $1.20        $1.04
  Extraordinary item . . . . . . . . . . . . . . . . . . .       0.00             0.00           (0.02)        0.00
-------------------------------------------------------------------------------------------------------------------
  Primary. . . . . . . . . . . . . . . . . . . . . . . . .      $0.59            $0.54           $1.18        $1.04
-------------------------------------------------------------------------------------------------------------------
  Fully diluted before extraordinary item. . . . . . . . .      $0.59            $0.52           $1.17        $1.00
  Extraordinary item . . . . . . . . . . . . . . . . . . .       0.00             0.00           (0.02)        0.00
-------------------------------------------------------------------------------------------------------------------
  Fully diluted. . . . . . . . . . . . . . . . . . . . . .      $0.59            $0.52           $1.15        $1.00
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Average common and common equivalent shares:
  Primary. . . . . . . . . . . . . . . . . . . . . . . . . 18,945,576       16,469,875      18,343,078   16,451,408
  Fully diluted. . . . . . . . . . . . . . . . . . . . . . 19,001,175       17,935,189      18,773,723   17,923,147
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


                       COMMUNITY FIRST BANKSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              For the Six Months Ended
                                                                       June 30,
                                                             --------------------------
(In thousands)                                                                (restated)
(UNAUDITED)                                                      1997             1996
---------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . .   $ 21,667       $ 17,869
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . . . .      5,032          2,331
    Depreciation . . . . . . . . . . . . . . . . . . . . .      3,863          3,428
    Amortization of intangibles. . . . . . . . . . . . . .      1,920          1,538
    Net amortization of premiums & discounts
         on securities . . . . . . . . . . . . . . . . . .         69          1,067
    Increase in interest receivable. . . . . . . . . . . .     (1,244)        (1,524)
    Decrease in interest payable . . . . . . . . . . . . .     (1,057)        (1,230)
    Other - net  . . . . . . . . . . . . . . . . . . . . .     (3,445)        (3,778)
---------------------------------------------------------------------------------------
Net cash provided by operating activities. . . . . . . . .     26,805         19,701

Cash flows from investing activities:
  Net (increase) decrease in interest-bearing deposits . .    (11,300)         1,530
  Purchases of available-for-sale securities . . . . . . .   (134,018)      (145,235)
  Maturities of available-for-sale securities. . . . . . .    125,269        123,700
  Sales of securities, net of gains. . . . . . . . . . . .     33,947          4,598
  Purchases of held-to-maturity securities . . . . . . . .    (21,874)       (13,893)
  Maturities of held-to-maturity securities. . . . . . . .     14,169         15,673
  Net increase in loans. . . . . . . . . . . . . . . . . .   (112,595)       (85,284)
  Net increase in bank premises and equipment. . . . . . .     (5,659)       (11,409)
  Net (decrease) increase in minority interest . . . . . .     (1,311)           280
---------------------------------------------------------------------------------------
Net cash used in investing activities. . . . . . . . . . .   (113,372)      (110,040)

Cash flows from financing activities:
Net decrease in demand deposits, NOW accounts and
  savings accounts . . . . . . . . . . . . . . . . . . . .   (109,616)       (69,625)
Net increase in time accounts. . . . . . . . . . . . . . .     42,867         32,303
Net increase in short-term & other borrowings. . . . . . .     12,019        120,638
Net increase (decrease) in long-term debt. . . . . . . . .     31,751        (40,357)
Proceeds from issuance of company-obligated mandatorily
  redeemable preferred securities of CFB Capital I . . . .     60,000              -
Net proceeds from issuance of common stock . . . . . . . .      1,067              -
Purchase of common stock held in treasury. . . . . . . . .       (870)          (790)
Sale of common stock held in treasury. . . . . . . . . . .        896          2,230
Retirement of common stock . . . . . . . . . . . . . . . .          -           (349)
Redemption of preferred stock. . . . . . . . . . . . . . .        (52)             -
Preferred stock dividends paid . . . . . . . . . . . . . .          -           (805)
Common stock dividends paid. . . . . . . . . . . . . . . .     (5,758)        (3,199)
---------------------------------------------------------------------------------------
Net cash provided by financing activities. . . . . . . . .     32,304         40,046
---------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents. . . . . . . . .    (54,263)       (50,293)
Cash and cash equivalents at beginning of period . . . . .    179,332        163,516
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period . . . . . . . .  $ 125,069      $ 113,223
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

                       COMMUNITY FIRST BANKSHARES, INC.


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 1997

Note A - BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the "Company"), its wholly-owned data processing, credit origination, insurance agency and properties subsidiaries, and its seven wholly-owned subsidiary banks, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

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

Note B - BUSINESS DIVESTITURES

           On April 30, 1997, the Company sold its 24.36% minority interest in Vail Banks, Inc., the parent company of WestStar Bank, Vail, Colorado for approximately $3 million. The sale was completed in response to regulatory requirements with regard to competitive factors resulting from the Company's December 1996 acquisition through merger of Mountain Parks.

           On April 4, 1997, the Company, through its Colorado subsidiary, completed the sale of its offices in Granby and Grand Lake, Colorado in response to regulatory requirements with regard to competitive factors resulting from the Company's merger with Mountain Parks. The transaction included approximately $24 million in deposits and resulted in the recognition of a gain of approximately $2.8 million.

Note C -SUBSEQUENT EVENTS

On July 14, 1997, the Company completed the acquisition of KeyBank, N.A. (Wyoming) with 28 offices located in 24 communities throughout the state of Wyoming. The transaction resulted in the addition of approximately $1.0 billion in assets and $900 million in deposits.

Note D - ACCOUNTING CHANGES

           In February 1997, the Financial Accounting Standards Board issued Statement no. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. This Statement replaces the current method of computing earnings per share with basic and diluted earnings per share and will require restatement of all prior periods when adopted. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The calculation of diluted earnings per share will be similar to the currently diluted earnings per share. The adoption of SFAS 128 is not expected to have a material impact on the calculation of earnings per share.

Note E - INVESTMENTS

           The following is a summary of available-for-sale and held-to-maturity securities at June 30, 1997 (in thousands):

                                                Available-for-Sale Securities
-------------------------------------------------------------------------------------
                                         Gross        Gross    Estimated
                                     Amortized   Unrealized   Unrealized         Fair
                                          Cost        Gains       Losses        Value
-------------------------------------------------------------------------------------
United States Treasury . . . . . . . $ 101,899     $    589     $    364    $ 102,124
United States Government agencies. .    91,400          202          707       90,895
Mortgage-backed securities . . . . .   230,988        3,058          678      233,368
Collateralized mortgage obligations.    34,788          146          224       34,710
State and Political Securities . . .    16,177          188          191       16,174
Other Securities . . . . . . . . . .     4,307           39          117        4,229
-------------------------------------------------------------------------------------
                                     $ 479,559     $  4,222     $  2,281    $ 481,500
                                     ------------------------------------------------
                                     ------------------------------------------------

                                                 Held-to-Maturity Securities
-------------------------------------------------------------------------------------
                                                      Gross        Gross    Estimated
                                     Amortized   Unrealized   Unrealized         Fair
                                          Cost        Gains       Losses        Value
-------------------------------------------------------------------------------------
United States Government agencies. . $     803   $        -   $       12   $      791
Mortgage-backed securities . . . . .    77,837          417        1,123       77,131
State and political securities . . .    51,620        1,116           51       52,685
Other Securities . . . . . . . . . .    99,597            -            -       99,597
-------------------------------------------------------------------------------------
                                     $ 229,857      $ 1,533      $ 1,186    $ 230,204
                                     ------------------------------------------------
                                     ------------------------------------------------

            Proceeds from the sale of available-for-sale securities during the three months ended June 30, 1997 and 1996, were $31,156,000 and $3,998,000, respectively. Gross gains of $110,000 and $0 were realized on sales during 1997 and 1996, respectively. Gross losses of $48,000 and $0 were realized on these sales during 1997 and 1996, respectively. Gains and losses at disposition of these securities were computed using the specific identification method.

Note F - LOANS

            The composition of the loan portfolio at June 30, 1997, was as follows (in thousands):

                    Real estate . . . . . . . . . . .   $     975,764
                    Commercial. . . . . . . . . . . .         563,912
                    Agricultural. . . . . . . . . . .         236,722
                    Consumer and other. . . . . . . .         399,195
                                                        -------------
                                                            2,175,593
                    Less allowance for loan losses. .         (30,137)
                                                        -------------
                       Net loans. . . . . . . . . . .     $ 2,145,456
                                                        -------------
                                                        -------------

 Note G - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

            In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at June 30, 1997, were as follows (in thousands):

            Commitments to extend credit . . .     $ 305,072
            Letters of credit. . . . . . . . .        13,310

Note H - SUBORDINATED NOTES

            Long-term debt at June 30, 1997 included $60 million of subordinated notes issued in June 1997. These notes are due June 30, 2004, and bear an interest rate of 7.30%, with interest payable semi-annually. Long-term debt also included $12 million in subordinated notes issued in July 1995, which are due August 15, 2005 and bear an interest rate of 9.00%, with interest payable monthly. At June 30, 1997, both issues, totaling $72 million, qualified as Tier 2 capital.

Note I - INCOME TAXES

            The Company's effective tax rate has declined due to expansion into additional states and implementation of certain tax strategies.

            The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

                                                 June 30, 1997
                                                 -------------
            35% of pretax income . . . . . . . .    $ 11,562
            State income tax, net of federal
              tax benefit. . . . . . . . . . . .         820
            Tax-exempt interest. . . . . . . .        (1,152)
            Amortization of goodwill . . . . .           453
            Other    . . . . . . . . . . . . .          (581)
                                                 -------------
            Provision for income taxes . . . .      $ 11,102

Note J - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH
         FLOWS

Six months ended June 30 (in thousands)                    1997       1996
-------------------------------------------------------------------------------
Unrealized loss on available-for-sale securities         $   317     $ 8,219
Conversion of preferred stock to common stock             22,988           -

Note K - CONTINGENT LIABILITIES

            As a result of certain legal proceedings related to the May 1995 purchase of Abbott Bank Group, Inc. (with offices in Alliance, Nebraska and 10 other Nebraska communities), the Company retained a portion of the purchase price in the form of a contingency reserve. Upon resolution of various proceedings, associated balances may be remitted to the former Abbott Bank Group shareholders. At June 30, 1997, the reserve balance was $908,000.
 All remaining issues subject to the reserve are expected to be resolved within a one-year period. It is management's expectation that resolution of the remaining issues will not exceed the current reserve balance.

Note L - SHAREHOLDERS' EQUITY

            During March 1997, the Company redeemed its 7% Cumulative Convertible Preferred Stock ("Preferred Stock"). Holders of the Company's Depositary Shares (stated value of $25 per share) which represented ownership of one-quarter share of the Preferred Stock were permitted to convert their shares, prior to redemption into common stock of the Company ("Common Stock") at a conversion rate of 1.569 shares of Common Stock per Depositary Share or they could receive $26.40, plus accrued and unpaid dividends. Essentially all shares were converted to Common Stock resulting in the addition of approximately 1.4 million shares of Common Stock.

            On February 5, 1997, the Company issued $60 million of 8-7/8% Cumulative Capital Securities, through CFB Capital I, a business trust subsidiary organized in January 1997. A portion of the proceeds were used to redeem $23 million in aggregate principal amount of 7.75% Subordinated Notes. The remainder of the proceeds of the offering were used in the acquisition of KeyBank N.A. (Wyoming) in July 1997. All $60 million of the capital securities qualify as Tier I Capital for regulatory capital calculation purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

            The following is a discussion of the Company's financial condition as of June 30, 1997, and December 31, 1996, and its results of operations for the three month periods ended June 30, 1997 and 1996. On December 18, 1996, the Company merged with Mountain Parks Financial Corporation in a transaction accounted for using the pooling of interests method. Accordingly, the consolidated financial information has been restated to reflect the results of operations of the two companies on a combined basis for all periods presented. Each of the other acquisitions described in the table below is reflected in the Company's results of operations for all periods following the acquisition and is reflected in the Company's statement of financial condition at all dates subsequent to the acquisition.

Merger and Acquisition Activity

            The Company completed three acquisitions during 1996, and, as of June 30, 1997, the Company had one pending bank acquisition. Each of these acquisitions has had, or will have, an effect upon the Company's results of operations and financial condition.

            During 1996, the Company made the following acquisitions of banks or associated holding companies:
                                                           Total Assets
                                                            at Date of
               Month and           Holding Company or       Acquisition
                 Year              Location of Bank        (In Millions)
               ---------------------------------------------------------
               October 1996        Trinidad, Colorado            70
               July 1996           Kiowa, Colorado               58
               July 1996           Englewood, Colorado           19

            On July 14, 1997, the Company completed the acquisition of KeyBank N.A. (Wyoming). The transaction, which is expected to be accounted for as a purchase, will result in the addition of approximately $1.0 billion in assets and $900 million in deposits. Under terms of the agreement, the Company made a cash payment of $135 million to KeyCorp, the parent corporation of KeyBank N.A. (Wyoming). The transaction will result in the recognition of goodwill by the Company of approximately $60 million.

Overview

            For the three months ended June 30, 1997, net income was $11.1 million, an increase of $1.8 million, or 19.4%, from the $9.3 million earned during the 1996 period. Fully diluted earnings per common share for the second quarter of 1997 were $0.59.

            Return on average assets was 1.43% for the second quarter of 1997, compared with 1.34% for the 1996 period. Return on average common shareholders' equity for the 1997 and 1996 periods was 17.76% and 18.75%, respectively. Factors contributing to these changes included incremental net income provided by entities acquired in 1996 and an increase in net interest margin.

            For the six months ended June 30, 1997, net income was $21.7 million, an increase of $3.8 million, or 21.2%, from the $17.9 million earned during the 1996 period. This included the effect of a $265,000 after tax extraordinary expense associated with the Company's early extinguishment of its $23 million in principal amount of 7.75% Subordinated Notes due April 2000, which were redeemed on March 31, 1997. Primary earnings per common share for the six months ended June 30, 1997, were $1.18, compared to $1.04 in 1996. Fully diluted earnings per common share for the six months ended June 30, 1997, were $1.15.

            Return on average assets and return on common equity for the six months ended June 30, 1997 were 1.41% and 18.22%, respectively, as compared to the 1996 ratios of 1.30% and 18.27%, respectively.

Results of Operations

            Net Interest Income

            Net interest income for the three months ended June 30, 1997, was $38.8 million, an increase of $6.1 million, or 18.7%, from the net interest income of $32.7 million earned during the 1996 period. The increase was principally due to the increased asset base associated with the acquisitions completed during 1996, and an increase in the net interest margin to 5.60% during the second quarter of 1997, from 5.32% during the 1996 period.

            Net interest income for the six months ended June 30, 1997 was $75.8 million, an increase of $12.1 million, or 19.0%, from interest income of $63.7 million earned during the 1996 period.

            Provision for Loan Losses

            The provision for loan losses for the three months ended June 30, 1997, was $3.3 million, an increase of $1.9 million, or 135.7%, from the $1.4 million provision during the 1996 period. This increase reflects the Company's objective of maintaining adequate reserve levels in recognition of significant loan growth in the Company's specialty lending subsidiaries acquired through the Company's merger with Mountain Parks in 1996.

            Noninterest Income

            Noninterest income for the three months ended June 30, 1997, was $11.8 million, an increase of $5.1 million, or 76.1%, from the 1996 level of $6.7 million. The increase was due to the combination of an increase of $446,000 earned by banks acquired in 1996, an increase of $324,000 in the existing bank deposit service charges, a $185,000 increase in existing bank insurance commissions, a $36,000 increase in trust fees, and an increase in other income of $4.1 million, which was due primarily to a gain on the sale of loans by one of the Company's specialty lending subsidiaries and a gain of approximately $2.8 million on the sale of the Company's offices in Granby and Grand Lake, Colorado.

            Noninterest income for the six months ended June 30, 1997, was $20.0 million, an increase of $7.4 million, or 58.7%, from the 1996 level of $12.6 million. The increase was due to a $1.2 million increase in deposit service charges, of which $479,000 was in banks acquired in 1996. In addition, insurance commissions increased $455,000, trust fees increased $236,000, and other income increased $5.4 million, which was due primarily to the gain on sale of loans and the gain on the sale of the Granby and Grand Lake, Colorado offices.

            Noninterest Expense

            Noninterest expense for the three months ended June 30, 1997, was $30.7 million, an increase of $6.9 million, or 29.0%, from the level of $23.8 million during the 1996 period. The increase was principally due to an increase of $3.3 million, or 25.5%, in salaries and employee benefits, resulting from banks acquired in 1996, flood disaster employee assistance and charges taken to conform personnel costs in acquired institutions. Net occupancy increased $1.1 million, or 36.7% due to bank's acquired in 1996. The second quarter of 1997 included $1.3 million in expenses related to the $60 million Company-obligated mandatorily redeemable preferred securities of CFB Capital I.

            Noninterest expense for the six months ended June 30, 1997, was $57.7 million, an increase of $11.0 million, or 23.6%, from $46.7 million during the 1996 period. The increase was principally due to a $5.7 million increase in salaries and employee benefits, which included $1.6 million at banks acquired during 1996, flood disaster employee assistance and charges taken to conform personnel costs in acquired institutions. In addition, net occupancy increased $1.9 million or 30.6%, due to banks acquired in 1996. The 1997 period included $2.1 million in expenses related to the $60 million Company-obligated mandatorily redeemable preferred securities of CFB Capital
I. Amortization of intangibles increased $382 million or 24.8% from $1.5 million during the period ended June 30, 1996, to $1.9 million during the current period, due primarily to 1996 acquisitions.

            Provision for Income Taxes

            The provision for income taxes for the three months ended June 30, 1997, increased $680,000 million, from the prior year, due primarily to the increase in pre-tax income resulting from acquisitions completed since March 1996, and an increase in the net interest margin.

            The provision for income taxes for the six months ended June 30, 1997, was $11.1 million, an increase of $1.7 million, or 18.1%, from the 1996 level of $9.4 million, due to the increase in the level of pretax income.

Financial Condition

            Loans

            The following table presents the Company's balance of each major category of loans:


                                                    June 30, 1997           December 31, 1996
     ---------------------------------------------------------------------------------------------
                                                       Percent of                  Percent of
                                              Amount  Total Loans       Amount    Total Loans
                                          --------------------------------------------------------
                                                         (Dollars in Thousands)
Loan Category:
  Real estate. . . . . . . . . . . . .    $    975,764     44.85%   $    871,432       42.22%
  Commercial . . . . . . . . . . . . .         563,912     25.92%        624,456       30.25%
  Agricultural . . . . . . . . . . . .         236,722     10.88%        222,081       10.76%
  Consumer and other . . . . . . . . .         399,195     18.35%        346,139       16.77%
---------------------------------------------------------------------------------------------
  Total loans. . . . . . . . . . . . .       2,175,593    100.00%      2,064,108      100.00%
                                                      -----------               -------------
                                                      -----------               -------------
Less allowance for loan losses . . .            30,137                    26,215
                                          ------------              ------------
Total. . . . . . . . . . . . . . . . .    $  2,145,456              $  2,037,893
                                          ------------              ------------
                                          ------------              ------------

            Nonperforming Assets

            Nonperforming assets of the Company are summarized in the following table:

                                               June 30,     December 31,
                                                   1997             1996
                                       -----------------------------------
Loans:
               Nonaccrual loans. . . .      $    14,642      $    12,796
           Restructured loans. . . . .              195              267
--------------------------------------------------------------------------
               Nonperforming loans . .           14,837           13,063
Other real estate owned. . . . . . . .            1,874            1,426
--------------------------------------------------------------------------
Nonperforming assets . . . . . . . . .      $    16,711       $   14,489
--------------------------------------------------------------------------
Loans 90 days or more past due
  but still accruing . . . . . . . . .      $     2,077       $    1,956
--------------------------------------------------------------------------
--------------------------------------------------------------------------
Nonperforming loans as a percentage
  of total loans . . . . . . . . . . .              .68%              .63%
Nonperforming assets as a percentage
  of total assets. . . . . . . . . . .              .53%              .46%
Nonperforming assets as a percentage
  of loans and OREO. . . . . . . . . .              .77%              .70%

               At June 30, 1997, nonperforming assets were $16.7 million, including $6.3 million at the Company's specialty lending subsidiaries, an increase of $2.2 million, or 15.2%, from the $14.5 million level at December 31, 1996. The increase was principally due to an increase in the level of non-accrual loans at the Company's specialty lending subsidiaries, consistent with their growth in loans. The specialty lending subsidiaries consist of
(i) a specialty consumer mortgage company involved in originating non-conforming residential mortgages and (ii) a consumer finance company with approximately $39 million in total assets as of June 30, 1997 that focuses on the purchase, origination and servicing of consumer installment contracts.
At June 30, 1997, nonperforming loans as a percent of total loans was .68%, as a result of the combination of .49% at the bank level and 5.24% at the Company's specialty lending subsidiaries, up from the December 31, 1996 level of .63%. OREO was $1.9 million of which $1.7 million was attributed to the Company's specialty lending subsidiaries, at June 30, 1997, an increase of $448,000 from $1.4 million at December 31, 1996.

            Allowance for Loan Losses

            The following table sets forth the Company's allowance for loan losses:

                                                         June 30,
                                                 1997          1996
                                             -------------------------
(Dollars in thousands)                                      (restated)
Balance at beginning of period . . . . . . .  $  26,215   $  22,712
Acquired bank and other allowances . . . . .      1,110          44
Charge-offs:
               Commercial. . . . . . . . . .        814         390
               Real estate . . . . . . . . .        182          97
               Agricultural. . . . . . . . .        172         144
               Consumer and other. . . . . .      2,318         943
-------------------------------------------------------------------
                Total charge-offs. . . . . .      3,486       1,574
-------------------------------------------------------------------
Recoveries:
               Commercial. . . . . . . . . .        494         111
               Real estate . . . . . . . . .        296         201
               Agricultural. . . . . . . . .         62          44
               Consumer and other. . . . . .        414         126
-------------------------------------------------------------------
                Total recoveries . . . . . .      1,266         482
Net charge-offs. . . . . . . . . . . . . . .      2,220       1,092
Provision charged to operations. . . . . . .      5,032       2,331
-------------------------------------------------------------------
Balance at end of period . . . . . . . . . .  $  30,137    $ 23,995
-------------------------------------------------------------------
-------------------------------------------------------------------
Allowance as a percentage of total loans . .       1.39%       1.30%
Annualized net charge-offs to average
            loans outstanding . . . . .           0.21%        0.12%

            At June 30, 1997, the allowance for loan losses was $30.1 million, an increase of $3.9 million from the December 31, 1996 level of $26.2 million. Net charge-offs during the 1997 period were $306,000 more than those incurred during the three months ended June 30, 1996, as a result of net charge-offs at the Company's specialty lending subsidiaries of $603,000 and a $297,000 reduction in bank net charge-offs.

            At June 30, 1997, the allowance for loan losses as a percentage of total loans was 1.39%, an increase from the June 30, 1996, level of 1.30%.
 During the three months ended June 30, 1997, net charge-offs increased to $2.2 million. These charge-offs related to the Company's continued periodic review of the existing loan portfolios and an increase of $815,000 in charge-offs related to loan growth at the Company's specialty lending subsidiaries.

            Investments

            The investment portfolio, including available-for-sale securities and held-to-maturity securities, decreased $18 million, or 2.5%, to $711 million at June 30, 1997, from $729 million at December 31, 1996. At June 30, 1997, the investment portfolio represented 22.5% of total assets, compared with 23.4% at December 31, 1996. In addition to investment securities, the Company had investments in interest-bearing deposits of $15 million at June 30, 1997, an $11 million increase from the $4 million at December 31, 1996.

            Deposits

            Total deposits were $2.5 billion at June 30, 1997 and December 31, 1996. Noninterest-bearing deposits at June 30, 1997, were $385 million, a decrease of $46 million, or 10.7%, from $431 million at December 31, 1996. The company's core deposits as a percent of total deposits were 90.1% and 90.8% as of June 30, 1997, and December 31, 1996, respectively. Interest-bearing deposits were $2.1 billion at June 30, 1997 and December 31, 1996. The shift in the Company's deposit mix from noninterest-bearing deposits to interest-bearing deposits and the decrease were due to seasonality of deposits, which were at relatively high year-end levels.

            Borrowings

            Short-term borrowings of the Company were $189 million as of June 30, 1997, as compared to $169 million at December 31, 1996, an increase of $20 million, or 11.8%.

            Long-term debt of the Company was $79 million as of June 30, 1997, compared with $47 million as of December 31, 1996. The increase reflects the net impact of the Company's redemption of its $23 million 7.75% Subordinated Notes due April 15, 2000 on March 31, 1997 at a redemption price of 100% of principal amount and the issuance of $60 million of 7.30% Subordinated Notes due June 30, 2004 during June 1997.

            Capital Management

            Shareholders' equity increased $16 million, or 6.5%, to $261 million at June 30, 1997, from $245 million at December 31, 1996. At June 30, 1997, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 11.26%, 15.34%, and 8.89%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At June 30, 1997, the Company had risk-weighted assets of $2.5 billion.

            During March 1997, the Company redeemed its 7% Cumulative Convertible Preferred Stock ("Preferred Stock"). Holders of the Company's Depositary Shares (stated value of $25 per share) which represented ownership of one-quarter share of the Preferred Stock were permitted to convert their shares, prior to redemption into common stock of the Company ("Common Stock") at a conversion rate of 1.569 shares of Common Stock per Depositary Share or they could receive $26.40, plus accrued and unpaid dividends. Essentially all shares were converted to Common Stock resulting in the addition of approximately 1.4 million shares of Common Stock.

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

                 None.

Item 5.          Other Information:

                 None.

Item 6.          Exhibits and Reports on Form 8-K:

                 (a) Exhibits:

                     Exhibit 27.  Financial Data Schedule

                 (b) Reports on Form 8-K:

                     On July 29, 1997, the Company filed a current report on Form 8-K dated July 14, 1997, which reported the Company's acquisition of KeyBank, N.A. (Wyoming).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMMUNITY FIRST BANKSHARES, INC.



Date:
                                    -----------------------------------------
                                    Mark A. Anderson
                                    Executive Vice President, Chief Financial
                                          Officer, Treasurer, Secretary
                                          (Principal Financial and
                                          Accounting Officer)