Form 10-Q
period 1997-09-30
COMMUNITY FIRST BANKSHARES INC
filed 1997-11-14
CIK 857593

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997


                                          OR


         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______________to _______


                          Commission file number   0-19368


                           COMMUNITY FIRST BANKSHARES, INC.
                (Exact name of registrant as specified in its charter)


               Delaware                              46-0391436
    --------------------------------   ------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)


          520 Main Avenue
              Fargo, ND                                  58124
  ----------------------------------------          ---------------
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

At November 7, 1997, 18,633,771 shares of Common Stock were outstanding.

                           COMMUNITY FIRST BANKSHARES, INC.

                                      FORM 10-Q

                           QUARTER ENDED SEPTEMBER 30, 1997

                                        INDEX



PART I - FINANCIAL INFORMATION:                                            PAGE
                                                                           ----

    Item 1.   Condensed Consolidated Financial Statements and Notes. . . .   3

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . .  12

    Item 3.   Quantitative and Qualitative Disclosure About Market Risk. .  18


PART II - OTHER INFORMATION:

    Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  19

    Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .  19

    Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . .  19

    Item 4.   Submission of Matters to a Vote of Security Holders. . . . .  19

    Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .  19

    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                           COMMUNITY FIRST BANKSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                               September 30,      December 31,
(DOLLARS IN THOUSANDS)                                  1997             1996
                                                        ----             ----
                                                 (unaudited)

ASSETS
Cash and due from banks. . . . . . . . . . . .   $   209,498     $   175,732
Federal funds sold and securities purchased
    under agreements to resell . . . . . . . .           260           3,600
Interest-bearing deposits. . . . . . . . . . .        12,782           3,598
Available-for-sale securities. . . . . . . . .       920,835         506,888
Held-to-maturity securities (fair value:
    9/30/97 - $228,545  12/31/96 - $223,200) .       227,234         222,348
Loans. . . . . . . . . . . . . . . . . . . . .     2,617,085       2,064,108
     Less: Allowance for loan losses . . . . .       (37,522)        (26,215)
-----------------------------------------------------------------------------
Net loans. . . . . . . . . . . . . . . . . . .     2,579,563       2,037,893
Bank premises and equipment, net . . . . . . .        93,547          65,705
Accrued interest receivable. . . . . . . . . .        43,976          29,233
Intangible assets. . . . . . . . . . . . . . .        96,687          39,182
Other assets . . . . . . . . . . . . . . . . .        63,876          32,219
-----------------------------------------------------------------------------
Total assets . . . . . . . . . . . . . . . . .   $ 4,248,258     $ 3,116,398
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing. . . . . . . . . . . .   $   534,320     $   431,078
    Interest-bearing . . . . . . . . . . . . .     2,923,217       2,106,362
-----------------------------------------------------------------------------
Total deposits . . . . . . . . . . . . . . . .     3,457,537       2,537,440
Federal funds purchased and securities sold
    under agreements to repurchase . . . . . .        75,118          78,369
Other short-term borrowings. . . . . . . . . .       215,345         169,265
Long-term debt . . . . . . . . . . . . . . . .       120,988          46,750
Accrued interest payable . . . . . . . . . . .        21,632          17,027
Other liabilities. . . . . . . . . . . . . . .        26,211          21,665
-----------------------------------------------------------------------------
Total liabilities. . . . . . . . . . . . . . .     3,916,831       2,870,516

Company-obligated mandatorily redeemable
     preferred securities of CFB Capital I . .        60,000               -
Minority interest. . . . . . . . . . . . . . .             -           1,311
Shareholders' equity:
    Preferred stock. . . . . . . . . . . . . .             -          22,988
    Common stock . . . . . . . . . . . . . . .           187             172
    Capital surplus. . . . . . . . . . . . . .       101,017          77,029
    Retained earnings. . . . . . . . . . . . .       167,662         144,239
    Unrealized gain available-for-sale
         securities, net of tax. . . . . . . .         4,332           1,368
    Less cost of common stock in treasury --
         September 30, 1997 -- 46,436 shares,
         December 31, 1996 -- 50,810 shares. .        (1,771)         (1,225)
-----------------------------------------------------------------------------
Total shareholders' equity . . . . . . . . . .       271,427         244,571
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity . .   $ 4,248,258     $ 3,116,398
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                          COMMUNITY FIRST BANKSHARES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                        For the Three Months Ended        For the Nine Months Ended
                                                                               September 30,                     September 30,
                                                                        --------------------------       --------------------------
(Dollars in thousands, except per share data)
(Unaudited)                                                                 1997            1996            1997            1996
--------------------------------------------------------------------------------------------------       --------------------------
Interest income:                                                                         (restated)                      (restated)
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 65,825        $ 47,255       $ 169,564       $ 133,789
Investment securities. . . . . . . . . . . . . . . . . . . . . . . .        16,697          11,367          39,492          33,227
Interest-bearing deposits. . . . . . . . . . . . . . . . . . . . . .           138              35             483             123
Federal funds sold and resale agreements . . . . . . . . . . . . . .           143              54             167             773
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income. . . . . . . . . . . . . . . . . . . . . . . .        82,803          58,711         209,706         167,912
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29,292          20,214          71,827          60,074
Short-term and other borrowings. . . . . . . . . . . . . . . . . . .         3,616           2,848          10,679           6,046
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,224             940           3,715           3,404
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense . . . . . . . . . . . . . . . . . . . . . . .        35,132          24,002          86,221          69,524
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income. . . . . . . . . . . . . . . . . . . . . . . . .        47,671          34,709         123,485          98,388
Provision for loan losses. . . . . . . . . . . . . . . . . . . . . .         2,785           2,241           7,817           4,572
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         44,886          32,468         115,668          93,816
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
Service charges on deposit accounts. . . . . . . . . . . . . . . . .         4,828           3,178          11,914           9,056
Insurance commissions. . . . . . . . . . . . . . . . . . . . . . . .         1,485           1,295           4,119           3,474
Fees from fiduciary activities . . . . . . . . . . . . . . . . . . .           832             787           2,684           2,403
Net gain (loss) on sales of available-for-sale securities  . . . . .            62              (8)            123              (7)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,674           1,263          12,009           4,206
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest income:. . . . . . . . . . . . . . . . . . . . . .        10,881           6,515          30,849          19,132
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
Salaries and employee benefits . . . . . . . . . . . . . . . . . . .        20,167          14,022          51,636          39,769
Net occupancy. . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,449           3,374          13,566           9,566
Amortization of intangibles. . . . . . . . . . . . . . . . . . . . .         1,688             781           3,608           2,319
Company-obligated mandatorily redeemed preferred
    securities of CFB Capital I. . . . . . . . . . . . . . . . . . .         1,331               -           3,476               -
Other professional service . . . . . . . . . . . . . . . . . . . . .           610             445           1,689           1,381
Legal and accounting . . . . . . . . . . . . . . . . . . . . . . . .           443             515           1,328           1,448
Data processing. . . . . . . . . . . . . . . . . . . . . . . . . . .           343             328           1,063             919
FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . . . .           124             506             226             636
Acquisition expense. . . . . . . . . . . . . . . . . . . . . . . . .             -             447              69             466
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,739           5,416          18,949          15,987
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense. . . . . . . . . . . . . . . . . . . . . .        37,894          25,834          95,610          72,491
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item                           17,873          13,149          50,907          40,457
Provision for income taxes . . . . . . . . . . . . . . . . . . . . .         5,574           4,556          16,676          13,995
-----------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item . . . . . . . . . . . . . . . . . .        12,299           8,593          34,231          26,462
Extraordinary item: Loss from early extinguishment of debt
(Less applicable income taxes of $159) . . . . . . . . . . . . . . .             -               -            (265)              -
-----------------------------------------------------------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 12,299         $ 8,593        $ 33,966        $ 26,462
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common equity . . . . . . . . . . . . . . .      $ 12,299         $ 8,190        $ 33,966        $ 25,254
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per common and common equivalent share:
Primary before extraordinary item. . . . . . . . . . . . . . . . . .         $0.65           $0.49           $1.84           $1.53
Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . .          0.00            0.00           (0.01)           0.00
-----------------------------------------------------------------------------------------------------------------------------------
Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $0.65           $0.49           $1.83           $1.53
-----------------------------------------------------------------------------------------------------------------------------------
Fully diluted before extraordinary item. . . . . . . . . . . . . . .         $0.65           $0.47           $1.79           $1.47
Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . .          0.00            0.00           (0.01)           0.00
-----------------------------------------------------------------------------------------------------------------------------------
Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . .         $0.65           $0.47           $1.78           $1.47
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Average common and common equivalent shares:
Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,992,606      16,695,233      18,561,630      16,532,714
Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,044,167      18,145,732      19,046,963      17,992,255
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


                           COMMUNITY FIRST BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Nine Months Ended
                                                          September 30
                                                   ---------------------------
(In thousands)                                                      (restated)
(Unaudited)                                            1997             1996
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . .  $ 33,966        $ 26,462
Adjustments to reconcile net income to net cash
    provided by operating activities:
          Provision for loan losses. . . . . . . .     7,817           4,572
          Depreciation . . . . . . . . . . . . . .     6,385           5,117
          Amortization of intangibles. . . . . . .     3,608           2,319
          Net amortization of premiums & discounts
               on securities . . . . . . . . . . .       (56)          1,527
          Increase in interest receivable. . . . .    (8,868)         (4,582)
          Decrease (increase) in interest payable      2,236            (602)
           Other - net . . . . . . . . . . . . . .   (34,098)        (14,080)
-----------------------------------------------------------------------------
Net cash provided by operating activities. . . . .    10,990          20,733

Cash flows from investing activities:
    Acquisitions, net of cash acquired . . . . . .   133,999          14,484
    Net (decrease) increase in interest-bearing
         deposits. . . . . . . . . . . . . . . . .    (9,184)            952
    Purchases of available-for-sale securities . .  (469,185)       (187,182)
    Maturities of available-for-sale securities. .   299,317         166,025
    Sales of securities, net of gains. . . . . . .    47,310          11,156
    Purchases of held-to-maturity securities . . .   (23,543)        (22,616)
    Maturities of held-to-maturity securities. . .    20,328          22,355
    Net increase in loans. . . . . . . . . . . . .  (120,189)       (172,276)
    Net increase in bank premises and equipment. .   (12,148)        (15,716)
    Net (decrease) increase in minority interest .    (1,311)            292
-----------------------------------------------------------------------------
Net cash used in investing activities. . . . . . .  (134,606)       (182,526)

Cash flows from financing activities:
    Net decrease in demand deposits, NOW accounts
         and savings accounts. . . . . . . . . . .   (99,057)        (20,191)
    Net increase in time accounts. . . . . . . . .    88,167          13,357
    Net increase in short-term & other borrowings.    39,419         184,711
    Net increase (decrease) in long-term debt. . .    75,588         (40,661)
    Proceeds from issuance of company-obligated
         mandatorily redeemable preferred
         securities of CFB Capital I . . . . . . .    60,000               -
    Retirement of Common Stock . . . . . . . . . .         -            (349)
    Net proceeds from issuance of common stock . .     1,067           5,352
    Purchase of common stock held in treasury. . .    (2,777)           (790)
    Redemption of preferred stock. . . . . . . . .       (52)             (4)
    Sale of common stock held in treasury. . . . .       984           1,254
    Preferred stock dividends paid . . . . . . . .         -          (1,208)
    Common stock dividends paid. . . . . . . . . .    (9,297)         (4,799)
-----------------------------------------------------------------------------
Net cash provided by financing activities. . . . .   154,042         136,672
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
    equivalents. . . . . . . . . . . . . . . . . .    30,426         (25,121)
Cash and cash equivalents at beginning of period .   179,332         163,516
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period . . . . $ 209,758       $ 138,395
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       COMMUNITY FIRST BANKSHARES, INC.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997



Note A - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the "Company"), its wholly-owned data processing, credit origination, insurance agency and properties subsidiaries, and its eight wholly-owned subsidiary banks, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

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

    Earnings Per Common Share

    Primary earnings per common share is calculated by dividing net income adjusted for preferred stock dividends declared by the sum of the weighted average number of shares of common stock outstanding and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants during each period.

    Fully diluted earnings per common share is based on net income before considering the preferred stock dividends declared. The weighted average number of shares of common stock outstanding is increased by the assumed conversion of convertible preferred stock outstanding from the beginning of the period and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants during each period. Such adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per share.

Note B - MERGERS, ACQUISITIONS AND DISPOSALS

    On September 10, 1997 the Company signed an agreement to complete the purchase and assumption of approximately $760 million in assets and liabilities of 37 offices of Banc One Corporation, located in Arizona, Colorado and Utah. The transaction is subject to regulatory approvals and is expected to be completed during the first quarter of 1998, following the completion of the currently pending merger with Republic National Bancorp, Inc., Phoenix, Arizona. The 25 Arizona offices will be merged into the Republic bank. The eight Colorado and four Utah offices will be merged into the Company's existing Colorado affiliate bank.

    On August 28, 1997 the Company signed a definitive merger agreement with Republic National Bancorp, Inc., ("Republic") which owns 100% of the outstanding capital stock of the Republic National Bank, Phoenix, Arizona. Upon completion of the merger, the Company will issue approximately 368,500 shares of common stock to the holders of Republic common stock. Republic had total assets of approximately $53 million as of June 30, 1997. The completion of the transaction is subject to approval by the shareholders of Republic and other conditions. The transaction is expected to be completed in the fourth quarter of 1997 and is expected to be accounted for using the pooling of interests method of accounting.

    On August 22, 1997 the Company signed a definitive merger agreement with First National Summit Bankshares, Inc., ("Summit") which owns 100% of the outstanding capital stock of the First National Summit Bank, Gunnison, Colorado. Upon completion of the merger, the Company will issue approximately 378,000 shares of common stock to the holders of Summit common stock. Summit had total assets of approximately $86 million as of June 30, 1997. The completion of the transaction is subject to approval by the shareholders of Summit and other conditions. The transaction is expected to be completed in the fourth quarter of 1997 and is expected to be accounted for using the pooling of interests method of accounting.

    On July 14, 1997, the Company completed the acquisition of KeyBank, National Association, Cheyenne, Wyoming ("KeyBank Wyoming") with 28 offices located in 24 communities throughout the state of Wyoming. The transaction resulted in the addition of approximately $1.1 billion in assets and $900 million in deposits and the recognition of goodwill of approximately $60 million. The acquisition was accounted for as a purchase and the operating results of KeyBank Wyoming, subsequent to the date of acquisition, are included in the Company's condensed consolidated financial statements as of and for the nine-month and three-month periods ended September 30, 1997.

    The following pro forma operating results of the Company assume the KeyBank Wyoming acquisition had occurred on January 1, 1997 and 1996, respectively. In addition to combining the historical results of operations of the two companies, the pro forma operating results include adjustments for the estimated effect of purchase accounting on the Company's results, principally amortization of intangibles, adjustments to reflect the estimated impact on income and expense related to the assets and liabilities retained by KeyCorp and assume the following were completed at the beginning of each period presented: (i) the $60 million offering of 8-7/8% Cumulative Capital Securities of CFB Capital I completed in February 1997, (ii) the redemption on March 31, 1997 of the Company's 7.75% Subordinated Notes due 2000 in the principal amount of $23 million, and (iii) the conversion during March 1997 of substantially all of the Company's 7% Cumulative Convertible Preferred Stock.

                                                            Nine Months Ended
(In thousands, except per share amounts)                 9/30/97         9/30/96
--------------------------------------------------------------------------------
Net interest income. . . . . . . . . . . . . .          $141,155        $124,247
Income before extraordinary item . . . . . . .            36,746          27,487
Net income . . . . . . . . . . . . . . . . . .            36,481          27,487
Earnings per common and common
   equivalent share:
    Primary. . . . . . . . . . . . . . . . . .             $1.94           $1.53
    Fully diluted. . . . . . . . . . . . . . .              1.92            1.53

    The pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or that may be obtained in the future.

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

Note C -SUBSEQUENT EVENTS

    On November 6, 1997, the Company signed a definitive merger agreement with Pioneer Bank of Longmont ("Longmont"), Longmont, Colorado with offices in Berthoud, Longmont, Lyons, and Niwot, Colorado. Upon completion of the transaction, the Company will issue approximately 700,000 shares of Common Stock to the holders of Longmont common stock. Longmont had total assets of approximately $126 million as of October 31, 1997. The completion of the transaction is subject to regulatory approvals, approval by the shareholders of Longmont and other conditions. The transaction is expected to be completed in the first quarter of 1998 and is expected to be accounted for by using the pooling of interests method of accounting.

    On October 9, 1997 the Company announced the filing of a registration statement for a proposed offering of, as presently contemplated, $60 million of Cumulative Capital Securities by CFB Capital II, a Delaware business trust subsidiary of the Company. Proceeds of the offering to CFB Capital II will be used to purchase a like amount of junior subordinated debentures of the Company. Also, on October 9, 1997 the Company announced the filing of a shelf registration for the offering, from time to time, of up to $150 million in any combination of common stock, preferred stock or debt securities.

Note D - ACCOUNTING CHANGES

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. This Statement replaces the current method of computing earnings per share with basic and diluted earnings per share and will require restatement of all prior periods when adopted. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The calculation of diluted earnings per share will be similar to the current fully diluted earnings per share. The adoption of SFAS 128 is not expected to have a material impact on the calculation of earnings per share.

    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The Statement requires all items that are required by accounting standards to be recognized as components of comprehensive income be reported in a financial statement. The Statement also requires the classification of items of comprehensive income by their nature and the display of other comprehensive income separately from retained earnings and capital surplus in the equity section of the statement of financial position. Statement No. 131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that a company's decision makers use to make decisions about resource allocation and assess performance. The Statement also prescribes disclosure to be made about products, services, geographic areas and major customers. Both Statements are required to be adopted for fiscal years beginning after December 15, 1997 and require restatement of all periods presented.

Note E - INVESTMENTS



    The following is a summary of available-for-sale and held-to-maturity securities at September 30, 1997 (in thousands):


                                                            Available-for-Sale Securities
-------------------------------------------------------------------------------------------------
                                                     Gross       Gross     Estimated
                                                 Amortized  Unrealized    Unrealized         Fair
                                                      Cost       Gains        Losses        Value
-------------------------------------------------------------------------------------------------
United States Treasury . . . . . . . . . . .     $ 133,008     $ 1,003       $   204    $ 133,807
United States Government agencies. . . . . .       137,338         631           332      137,637
Mortgage-backed securities . . . . . . . . .       450,439       5,766           324      455,881
Collateralized mortgage obligations. . . . .       119,460         259           130      119,589
State and Political Securities . . . . . . .        65,051         433           217       65,267
Other Securities . . . . . . . . . . . . . .         8,730          24           100        8,654
-------------------------------------------------------------------------------------------------
                                                 $ 914,026     $ 8,116       $ 1,307    $ 920,835
                                                 ------------------------------------------------
                                                 ------------------------------------------------
                                                                Held-to-Maturity Securities
-------------------------------------------------------------------------------------------------
                                                                 Gross         Gross    Estimated
                                                 Amortized  Unrealized    Unrealized         Fair
                                                      Cost       Gains        Losses        Value
-------------------------------------------------------------------------------------------------
United States Government agencies. . . . . .     $     232     $     -       $     -    $     232
Mortgage-backed securities . . . . . . . . .        72,900         487           627       72,760
State and political securities . . . . . . .        50,082       1,483            21       51,544
Other Securities . . . . . . . . . . . . . .       104,020           -            11      104,009
-------------------------------------------------------------------------------------------------
                                                 $ 227,234     $ 1,970       $   659    $ 228,545
                                                 ------------------------------------------------
                                                 ------------------------------------------------

    Proceeds from the sale of available-for-sale securities during the three months ended September 30, 1997 and 1996, were $13,425,000 and $6,551,000, respectively. Gross gains of $75,000 and $2,000 were realized on sales during 1997 and 1996, respectively. Gross losses of $13,000 and $10,000 were realized on these sales during 1997 and 1996, respectively. Gains and losses at disposition of these securities were computed using the specific identification method.

Note F - LOANS

    The composition of the loan portfolio at September 30, 1997, was as follows (in thousands):

               Real estate. . . . . . . . . . . . . . .         $  1,185,365
               Commercial . . . . . . . . . . . . . . .              629,436
               Agricultural . . . . . . . . . . . . . .              276,060
               Consumer and other . . . . . . . . . . .              526,224
                                                                ------------
                                                                   2,617,085
               Less allowance for loan losses . . . . .              (37,522)
                                                                ------------
                 Net loans  . . . . . . . . . . . . . .          $ 2,579,563

Note G - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at September 30, 1997, were as follows (in thousands):

    Commitments to extend credit . . . . . . . . . . . .    $ 482,162
    Letters of credit. . . . . . . . . . . . . . . . . .       17,316

Note H - SUBORDINATED NOTES

    Long-term debt at September 30, 1997 included $60 million of 7.30% subordinated notes issued in June 1997. These notes are due June 30, 2004, with interest payable semi-annually. Long-term debt also included $12 million in 9.00% subordinated notes issued in July 1995, which are due August 15, 2005, with interest payable quarterly. At September 30, 1997, both issues, totaling $72 million, qualified as Tier 2 capital.

Note I - INCOME TAXES

    The Company's effective tax rate has declined due to expansion into additional states and implementation of certain tax strategies.

    The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

                                                  September 30, 1997
                                                  ------------------
    35% of pretax income  . . . . . . . . . . . . . . . .   $ 17,823
    State income tax, net of federal tax benefit  . . . .      1,302
    Tax-exempt interest . . . . . . . . . . . . . . . . .     (1,930)
    Amortization of goodwill. . . . . . . . . . . . . . .        648
    Other . . . . . . . . . . . . . . . . . . . . . . . .     (1,167)
                                                            ---------
    Provision for income taxes  . . . . . . . . . . . . .   $ 16,676
                                                            ---------
                                                            ---------

Note J - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30 (in thousands)                   1997     1996
-----------------------------------------------------------------------------
Unrealized gain (loss) on available-for-sale securities. .   $ 4,542  ($5,073)
Conversion of preferred stock to common stock. . . . . . .    22,988        -

Note K - CONTINGENT LIABILITIES

    As a result of certain legal proceedings related to the May 1995 purchase of Abbott Bank Group, Inc. (with offices in Alliance, Nebraska and 10 other Nebraska communities), the Company retained a portion of the purchase price in the form of a contingency reserve. Upon resolution of various proceedings, associated balances may be remitted to the former Abbott Bank Group shareholders. At September 30, 1997, the reserve balance was $908,000. All remaining issues subject to the reserve are expected to be resolved within a one-year period. It is management's expectation that resolution of the remaining issues will not exceed the current reserve balance.

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

    On February 5, 1997, the Company issued $60 million of 8-7/8% Cumulative Capital Securities, through CFB Capital I, a business trust subsidiary organized in January 1997. Dividends are payable quarterly. All $60 million of the capital securities qualify as Tier I Capital for regulatory capital calculation purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

     The following is a discussion of the Company's financial condition as of September 30, 1997, and December 31, 1996, and its results of operations for the three month and nine month periods ended September 30, 1997 and 1996. On December 18, 1996, the Company merged with Mountain Parks Financial Corporation in a transaction accounted for using the pooling of interests method. Accordingly, the consolidated financial information has been restated to reflect the results of operations of the two companies on a combined basis for all periods presented. Each of the other acquisitions described in the table below is reflected in the Company's results of operations for all periods following the acquisition and is reflected in the Company's statement of financial condition at all dates subsequent to the acquisition.

Merger and Acquisition Activity

     The Company completed one acquisition during 1997 and three acquisitions during 1996. As of September 30, 1997, the Company had four pending bank acquisitions. Each of these acquisitions has had, or will have, an effect upon the Company's results of operations and financial condition.

     During 1997 and 1996, the Company made the following acquisitions of banks or associated holding companies:

                                                     Total Assets
         Month and                                     at Date of
           Year              Institution              Acquisition
         --------------------------------------------------------

         July 1997         Cheyenne, Wyoming         $1.1 Billion
         October 1996      Trinidad, Colorado         $70 Million
         July 1996         Kiowa, Colorado            $58 Million
         July 1996         Englewood, Colorado        $19 Million

     On July 14, 1997, the Company acquired KeyBank National Association, Cheyenne, Wyoming ("KeyBank Wyoming"), a subsidiary of KeyCorp, for a cash purchase price of approximately $135 million. As of June 30, 1997, KeyBank Wyoming had total assets of approximately $1.1 billion and banking offices in 24 communities in Wyoming. The purchase resulted in the recognition of approximately $60 million in goodwill.

     On September 10, 1997, the Company entered into an agreement to acquire 37 branch banks located in Arizona, Colorado and Utah (the "Bank One Branches") from three subsidiary banks of Banc One Corporation. See Note B to the Unaudited Condensed Consolidated Financial Statements. The acquisition of the Bank One Branches will be accounted for as an acquisition of assets and assumption of liabilities.

Overview

     For the three months ended September 30, 1997, net income was $12.3 million, an increase of $3.7 million, or 43.0%, from the $8.6 million earned during the 1996 period. Fully diluted earnings per common share for the third quarter of 1997 were $0.65.

     Return on average assets was 1.20% for the third quarter of 1997, compared with 1.18% for the 1996 period. This increase resulted from incremental net income provided by entities acquired in 1996, offset significantly by the fact that the return on average assets of KeyBank Wyoming recently has been less than that generated by the remainder of the Company. The lower KeyBank Wyoming return on average assets reflects KeyCorp's agreed-upon retention of a portion of the loan portfolio at closing, replacing those earning assets with lower yielding investment securities.

     For the nine months ended September 30, 1997, net income was $34.0 million, an increase of $7.5 million, or 28.3%, from the $26.5 million earned during the 1996 period. This included the effect of a $265,000 after tax extraordinary expense associated with the Company's early extinguishment of its $23 million in principal amount of 7.75% Subordinated Notes due April 2000, which were redeemed on March 31, 1997. Primary earnings per common share for the nine months ended September 30, 1997, were $1.83, compared to $1.53 in 1996. Fully diluted earnings per common share for the nine months ended September 30, 1997, were $1.78.

     Return on average assets was 1.32% for the nine months ended September 30, 1997, compared with 1.26% for the 1996 period. This increase resulted from incremental net income provided by entities acquired in 1996, partially offset by the lower return on average assets in KeyBank Wyoming following its acquisition in July 1997.

     Principally as a result of the increase in goodwill and the increase in total assets resulting from the acquisition of KeyBank Wyoming, the Tier 1 capital of the Company declined from 8.88% at December 31, 1996, to 7.72% at September 30, 1997, while total capital increased from 11.10% at December 31, 1996 to 11.36% at September 30, 1997. Additionally, as a result of the recognition of additional intangible assets, the Company's tangible book value per common share declined from $10.63 at December 31, 1996 to $9.38 at September 30, 1997. The $135 million purchase price of KeyBank Wyoming was funded by a portion of the net proceeds of an offering in February 1997 of $60 million of 8-7/8% Cumulative Capital Securities of CFB Capital I, a business trust subsidiary of the Company; the net proceeds from the issuance in June 1997 of $60 million of 7.30% Subordinated Notes due June 30, 2004; $40 million in long term borrowings; and net cash flow of the Company. The increase in indebtedness resulted in a decline in the leverage ratio from 6.62% at December 31, 1996 to 5.50% at September 30, 1997.

     Principally as a result of the retention of a portion of the loan assets by KeyCorp, the loan-to-deposit ratio of the Company declined from 81.3% at December 31, 1996 to 75.7% at September 30, 1997. The net interest margin also declined to 5.35% for the three months ended September 30, 1997 from 5.44% for the 1996 period, principally as a result of the reduction in the loan-to-deposit ratio. The loan-to-deposit ratio of the Company is expected to increase (subject to the effects of further acquisitions) as a result of increased loan volume both in KeyBank Wyoming, as the Company implements its community banking strategy in Wyoming, and in the Company as a whole.

     The pending acquisition of the Bank One Branches is expected to result in the recognition by the Company of approximately $46 million in deposit-based intangibles (based upon the Bank One Branches' anticipated deposits of $760 million at closing). The recognition of additional intangible assets is expected to have a negative impact on the Company's tangible book value per common share. Further, the return on average assets of the Bank One Branches is expected initially to be less than that presently generated by the Company, principally because the loan-to-deposit ratio in these branches, at acquisition, will be lower than for the rest of the Company. This is expected to have an initial adverse effect on the Company's consolidated net interest margin and return on average assets.

Results of Operations

     Net Interest Income

     Net interest income for the three months ended September 30, 1997, was $47.7 million, an increase of $13.0 million, or 37.5%, from the net interest income of $34.7 million earned during the 1996 period. The increase was principally due to the increased asset base associated with the acquisitions completed during 1997 and 1996, principally KeyBank Wyoming, offset in part by a reduction in the net interest margin to 5.35% during the third quarter of 1997, from 5.44% during the 1996 period, also principally the effect of KeyBank Wyoming.

     Net interest income for the nine months ended September 30, 1997 was $123.5 million, an increase of $25.1 million, or 25.5%, from interest income of $98.4 million earned during the 1996 period.

     Provision for Loan Losses

     The provision for loan losses for the three months ended September 30, 1997, was $2.8 million, an increase of $544,000, or 24.3%, from the $2.2 million provision during the 1996 period. This increase reflects the Company's objective of maintaining adequate reserve levels in recognition of significant loan growth in the Company's specialty lending subsidiaries acquired through the Company's merger with Mountain Parks in 1996.

     Noninterest Income

     Noninterest income for the three months ended September 30, 1997, was $10.9 million, an increase of $4.4 million, or 67.7%, from the 1996 level of $6.5 million. The increase was due to the combination of an increase of $1.6 million earned by banks acquired in 1997 and 1996, principally KeyBank Wyoming, an increase of $237,000 in the existing bank deposit service charges, a $199,000 increase in existing bank insurance commissions, a $45,000 increase in trust fees, and an increase in other income of $2.2 million, which was due primarily to a gain on the sale of loans by one of the Company's specialty lending subsidiaries.

     Noninterest income for the nine months ended September 30, 1997, was $30.8 million, an increase of $11.7 million, or 61.3%, from the 1996 level of $19.1 million. The increase was due to a $2.9 million increase in deposit service charges, of which $1.8 million was in banks acquired in 1997 and 1996, principally KeyBank Wyoming. In addition, insurance commissions increased $645,000, trust fees increased $281,000, and other income increased $7.6 million, which was due primarily to the gain on sale of loans by one of the Company's specialty lending subsidiaries and a gain of approximately $2.8 million on the sale of the Granby and Grand Lake, Colorado offices.

     Noninterest Expense

     Noninterest expense for the three months ended September 30, 1997, was $37.9 million, an increase of $12.1 million, or 46.9%, from the level of $25.8 million during the 1996 period. The increase was principally due to an increase of $6.1 million, or 43.8%, in salaries and employee benefits, which included $2.9 million at banks acquired in 1997 and 1996, principally KeyBank Wyoming. Net occupancy increased $2.1 million, or 61.5%, which included $1.1 million at bank's acquired in 1997 and 1996, principally KeyBank Wyoming. Amortization of intangibles increased $907,000 or 116.1% from $781,000 during the three months ended September 30, 1996, to $1.7 million during the current quarter, of which $810,000 was due to the acquisition of KeyBank Wyoming.

     Noninterest expense for the nine months ended September 30, 1997, was $95.6 million, an increase of $23.1 million, or 31.9%, from $72.5 million during the 1996 period. The increase was principally due to an $11.9 million increase in salaries and employee benefits, which included $4.4 million at banks acquired during 1997 and 1996, principally KeyBank Wyoming, flood disaster employee assistance and charges taken to conform personnel costs in acquired institutions. In addition, net occupancy increased $4.0 million or 41.8%, of which $1.4 million was due to banks acquired in 1997 and 1996, principally KeyBank Wyoming. The 1997 period included $3.5 million in expenses related to the $60 million Company-obligated mandatorily redeemable preferred securities of CFB Capital I. Amortization of intangibles increased $1.3 million or 56.5% from $2.3 million during the period ended September 30, 1996, to $3.6 million during the current period, including $810,000 due to the acquisition of KeyBank Wyoming.

     Provision for Income Taxes

     The provision for income taxes for the three months ended September 30, 1997, increased $1.0 million, from the prior year, due primarily to the increase in pre-tax income resulting from acquisitions completed since March 1996.

     The provision for income taxes for the nine months ended September 30, 1997, was $16.7 million, an increase of $2.7 million, or 19.3%, from the 1996 level of $14.0 million, due to the increase in the level of pretax income.

Financial Condition

     Loans

     The following table presents the Company's balance of each major category of loans:



                                              September 30, 1997            December 31, 1996
---------------------------------------------------------------------------------------------
                                                       Percent of                  Percent of
                                         Amount       Total Loans      Amount     Total Loans
                                       ------------------------------------------------------
Loan Category:                                           (Dollars in Thousands)
   Real estate . . . . . . . . . .     $ 1,185,365       45.29%      $   871,432       42.22%
   Commercial  . . . . . . . . . .         629,436       24.05%          624,456       30.25%
   Agricultural  . . . . . . . . .         276,060       10.55%          222,081       10.76%
   Consumer and other  . . . . . .         526,224       20.11%          346,139       16.77%
---------------------------------------------------------------------------------------------
   Total loans . . . . . . . . . .       2,617,085      100.00%        2,064,108      100.00%
                                                       --------                      --------
                                                       --------                      --------
Less allowance for loan losses . .          37,522                        26,215
                                       -----------                   -----------
Total                                  $ 2,579,563                   $ 2,037,893
                                       -----------                   -----------
                                       -----------                   -----------


     Nonperforming Assets

     Nonperforming assets of the Company are summarized in the following table:

                                                       September 30,          December 31,
Loans:                                                          1997                  1996
                                                       -----------------------------------
   Nonaccrual loans . . . . . . . . . . . . . . . . .       $ 17,185              $ 12,796
   Restructured Loans . . . . . . . . . . . . . . . .            156                   267
------------------------------------------------------------------------------------------
   Nonperforming loans  . . . . . . . . . . . . . . .         17,341                13,063
Other real estate owned . . . . . . . . . . . . . . .          3,549                 1,426
------------------------------------------------------------------------------------------
Nonperforming assets  . . . . . . . . . . . . . . . .       $ 20,890              $ 14,489
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Loans 90 days or more past due but still accruing           $  6,411              $  1,956
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of total loans              .66%                  .63%
Nonperforming assets as a percentage of total assets            .49%                  .46%
Nonperforming assets as a percentage of loans and OREO          .80%                  .70%



     At September 30, 1997, nonperforming assets were $20.9 million, including $7.3 million at the Company's specialty lending subsidiaries, an increase of $6.4 million, or 44.1%, from the $14.5 million level at December 31, 1996. The increase was principally due to an increase in the level of non-accrual loans at the Company's specialty lending subsidiaries, consistent with their growth in loans. The specialty lending subsidiaries consist of
(i) a specialty consumer mortgage company involved in originating non-conforming residential mortgages and (ii) a consumer finance company with approximately $53 million in total assets as of September 30, 1997 that focuses on the purchase, origination and servicing of consumer installment contracts. At September 30, 1997, nonperforming loans as a percent of total loans was .66%, as a result of the combination of .48% at the bank level and 5.50% at the Company's specialty lending subsidiaries, up from the December 31, 1996 level of .63% at the bank level. OREO was $3.5 million of which $2.0 million was attributed to the Company's specialty lending subsidiaries, at September 30, 1997, an increase of $2.1 million from $1.4 million at December 31, 1996.

    Allowance for Loan Losses

    The following table sets forth the Company's allowance for loan losses:

                                                            September 30,
                                                       1997               1996
                                                    ----------------------------

(Dollars in thousands)                                                (restated)
Balance at beginning of period . . . . . . . .       $ 26,215          $  22,712
Acquired bank and other allowances . . . . . .          8,815                544
Charge-offs:
    Commercial . . . . . . . . . . . . . . . .          1,282                660
    Real estate. . . . . . . . . . . . . . . .            469                147
    Agricultural . . . . . . . . . . . . . . .            522                413
   Consumer and other  . . . . . . . . . . . .          5,280              1,497
--------------------------------------------------------------------------------
      Total charge-offs  . . . . . . . . . . .          7,553              2,717
--------------------------------------------------------------------------------
Recoveries:
    Commercial . . . . . . . . . . . . . . . .            682                161
    Real estate  . . . . . . . . . . . . . . .            413                215
    Agricultural . . . . . . . . . . . . . . .            468                 61
   Consumer and other  . . . . . . . . . . . .            665                223
--------------------------------------------------------------------------------
      Total recoveries . . . . . . . . . . . .          2,228                660
--------------------------------------------------------------------------------
Net charge-offs  . . . . . . . . . . . . . . .          5,325              2,057
Provision charged to operations  . . . . . . .          7,817              4,572
--------------------------------------------------------------------------------
Balance at end of period . . . . . . . . . . .       $ 37,522           $ 25,771
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Allowance as a percentage of total loans . . .          1.43%              1.30%
Annualized net charge-offs to average
    loans outstanding. . . . . . . . . . . . .          0.31%              0.15%


     At September 30, 1997, the allowance for loan losses was $37.5 million, an increase of $11.3 million from the December 31, 1996 level of $26.2 million. $7.5 million of the increase was due to the acquisition of KeyBank Wyoming. Net charge-offs during the 1997 period were $2.1 million more than those incurred during the three months ended September 30, 1996, as a result of net charge-offs at the Company's specialty lending subsidiaries of $1.8 million and a $1.3 million increase in bank net charge-offs.

     At September 30, 1997, the allowance for loan losses as a percentage of total loans was 1.43%, an increase from the September 30, 1996, level of 1.30%. During the three months ended September 30, 1997, net charge-offs increased to $3.1 million. These charge-offs related to the Company's continued periodic review of the existing loan portfolios and an increase of $1.8 million in charge-offs related to loan growth at the Company's specialty lending subsidiaries.

     Investments

     The investment portfolio, including available-for-sale securities and held-to-maturity securities, increased $419 million, or 57.5%, to $1.1
billion at September 30, 1997, from $729 million at December 31, 1996.   The
increase included $437 million of investment securities acquired through KeyBank Wyoming. At September 30, 1997, the investment portfolio represented 27.0% of total assets, compared with 23.4% at December 31, 1996. In addition to investment securities, the Company had investments in interest-bearing deposits of $13 million at September 30, 1997, a $9 million increase from the $4 million at December 31, 1996.

     Deposits

     Total deposits were $3.5 billion at September 30, 1997, an increase of $1.0 billion or 40% from $2.5 billion at December 31, 1996 due principally to the KeyBank Wyoming acquisition. Noninterest-bearing deposits at September 30, 1997, were $534 million, an increase of $103 million, or 23.9%, from $431 million at December 31, 1996. The Company's core deposits as a percent of total deposits were 88.7% and 90.8% as of September 30, 1997, and December 31, 1996, respectively. Interest-bearing deposits were $2.9 billion at September 30, 1997, an increase of $817 million or 38.8% from $2.1 billion at December 31, 1996. The shift in the Company's deposit mix from noninterest-bearing deposits to interest-bearing deposits and the increase were due primarily to banks acquired in 1997.

     Borrowings

     Short-term borrowings of the Company were $215 million as of September 30, 1997, as compared to $169 million at December 31, 1996, an increase of $46 million, or 27.2%.

     Long-term debt of the Company was $121 million as of September 30, 1997, compared with $47 million as of December 31, 1996. The increase reflects the net impact of the Company's redemption of its $23 million 7.75% Subordinated Notes due April 15, 2000 on March 31, 1997 at a redemption price of 100% of principal amount and the issuance of $60 million of 7.30% Subordinated Notes due June 30, 2004 during June 1997, and $30 million in long term borrowings related to the purchase of KeyBank Wyoming.

     Capital Management

     Shareholders' equity increased $26 million, or 10.6%, to $271 million at September 30, 1997, from $245 million at December 31, 1996. At September 30, 1997, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 7.72%, 11.36%, and 5.50%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At September 30, 1997, the Company had risk-weighted assets of $3.0 billion.

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

     On October 9, 1997 the Company announced the filing of a registration statement for a proposed offering of, as presently contemplated, $60 million of Cumulative Capital Securities by CFB Capital II, a Delaware business trust subsidiary of the Company. Proceeds of the offering to CFB Capital II will be used to purchase a like amount of junior subordinated debentures of the Company. Also, on October 9, 1997 the Company announced the filing of a shelf registration for the offering, from time to time, of up to $150 million in any combination of common stock, preferred stock or debt securities. As the initial offering under this registration statement, the Company intends to complete an offering of common stock, with estimated gross proceeds of $50 million, during the fourth quarter of 1997. The Company intends to use the net proceeds of these issuances principally to capitalize the Bank One Branches. The primary purpose of the offerings is to provide additional Tier 1 capital to satisfy regulatory capital requirements in connection with the proposed Bank One

Branches acquisition.

FORWARD-LOOKING STATEMENTS

     Statements included in this Form 10-Q which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important factors, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) risks relating to acquisitions, including risks of adversely changing results of operations, unforeseen liabilities or asset quality problems of acquired entities, adverse personnel relations, loss of customers because of change of identity and deterioration in local economic conditions, as well as challenges with data and item processing conversion, management training, staffing and other operational integration areas; (ii) the risk that currently pending acquisitions, which are subject to a variety of conditions, will not be consummated, and/or that intended offerings of common stock and capital securities to provide necessary regulatory capital in connection with the acquisition of the Bank One Branches will not be completed; (iii) risks of availability of suitable acquisitions, including the capital position of the Company and availability of cash for cash acquisitions, and competition from other institutions that may affect availability or price of acquisitions; and
(iv) risks relating to the banking industry generally, including changing interest rates, competition and government regulation. The foregoing list is not exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

          None.

Item 5.   Other Information:

          None.

Item 6.   Exhibits and Reports on Form 8-K:

         (a)   Exhibits:

               Exhibit 27.  Financial Data Schedule

         (b)   Reports on Form 8-K:

               On July 29, 1997, the Company filed a current report on Form 8-K dated July 14, 1997, which reported the Company's acquisition of KeyBank Wyoming.

               On September 22, 1997, the Company filed a current report Form 8-K dated July 29, 1997, as amended on Form 8-K/A, including financial information regarding KeyBank Wyoming.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMMUNITY FIRST BANKSHARES, INC.



Date: November 14, 1997       /S/ Mark A. Anderson
                              -------------------------------------------------
                              Mark A. Anderson
                              Executive Vice President, Chief Financial Officer,
                              Treasurer, Secretary (Principal Financial and
                              Accounting Officer)