Form 10-K
period 1997-12-31
COMMUNITY FIRST BANKSHARES INC
filed 1998-03-11
CIK 857593

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K
(MARK ONE)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   /x/              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                          OR

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the Transition period from ________ to ________

                             COMMISSION FILE NO.  0-19368

                           COMMUNITY FIRST BANKSHARES, INC.
                (Exact name of registrant as specified in its charter)

                      DELAWARE                       46-0391436
          -------------------------------     -----------------------
          (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)        Identification No.)

                                   520 MAIN AVENUE
                                FARGO, ND   58124-0001
           -----------------------------------------------------------
              (Address of principal executive offices and zip code)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (701) 298-5600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:             COMMON STOCK, $.01 PAR VALUE
                                                                        PREFERRED STOCK PURCHASE RIGHTS
                                                                        8-7/8% CUMULATIVE CAPITAL SECURITIES, $25 LIQUIDATION
                                                                        AMOUNT*
                                                                        8.20% CUMULATIVE CAPITAL SECURITIES, $25 LIQUIDATION
                                                                        AMOUNT**


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES     X    NO
                                         ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 6, 1998, assuming as market value the price of $52.75 per share, the average between the high and low sale prices on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $958 million.

As of March 6, 1998, the Company had outstanding 20,324,732 shares of Common Stock, $.01 par value, net of treasury shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders and the Proxy Statement for the Company's Annual Meeting of Shareholders to be held April 28, 1998, are incorporated by reference into Parts II and III, respectively, of this Form 10-K, to the extent described in such Parts.

* The 8-7/8% Cumulative Capital Securities (the "CFB I Capital Securities") were issued by CFB Capital I ("CFB Capital I"), a wholly owned Delaware business trust subsidiary of the Company. The Company has also fully and unconditionally guaranteed all of CFB Capital I's obligations under the CFB I Capital Securities.

** The 8.20% Cumulative Capital Securities (the "CFB II Capital Securities") were issued by CFB Capital II ("CFB Capital II"), a wholly owned Delaware business trust subsidiary of the Company. The Company has also fully and unconditionally guaranteed all of CFB Capital II's obligations under the CFB II Capital Securities.

                                  TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I
       Item 1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . .       4
       Item 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . .      15
       Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . .      15
       Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS. . . . . . . . . . . . . . . . . . .      16

PART II
       Item 5.   MARKET FOR REGISTRANT'S COMMON
                 EQUITY AND RELATED STOCKHOLDER MATTERS. . . . . . . .      16
       Item 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . .      16
       Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS . . . . . . . . . . . . . . . . . . . .      16
       Item 8.   FINANCIAL STATEMENTS AND
                 SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . .      16
       Item 9.   CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . .      16

PART III
       Item 10.  DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT . . . . . . . . . . . . . . . . . .      17
       Item 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . .      17
       Item 12.  SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . .      17
       Item 13.  CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS. . . . . . . . . . . . . . . . . . . . .      17

PART IV
       Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .      17

SIGNATURES       . . . . . . . . . . . . . . . . . . . . . . . . . . .      23

                                        PART I

ITEM 1.  BUSINESS

GENERAL

     Community First Bankshares, Inc. (the "Company"), is a multi-bank holding company that as of December 31, 1997 operated banks and bank branches (the "Banks") in 109 communities in Arizona, Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming. Total assets of the Company were approximately $4.9 billion as of December 31, 1997. The Company completed a significant acquisition in January 1998 and currently has three pending acquisitions. See "Pending Acquisitions" and "Recent Significant Acquisitions."

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

COMMUNITY BANKING STRATEGY

     The Company's strategy is to operate and continue to acquire banks and bank branches in communities which generally have populations between 3,000 and 50,000 and are located in the Company's key target acquisition states of Arizona, Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming, and additionally in the adjacent states of Idaho, Illinois, Missouri, New Mexico, Oklahoma and Utah (this seventeen state area is collectively referred to as the "Acquisition Area"). Such communities are believed to provide the Company with the opportunity for a stable, relatively low-cost deposit base. The individual banks and bank branches sought to be acquired by the Company generally have approximately $20 million to $150 million in assets. The Company provides the Banks with the advantages of affiliation with a multi-bank holding company, such as access to its lines of financial services including trust products and administration, insurance and investment services, data processing services, credit policy formulation and review, investment management and specialized staff support. The Company grants substantial autonomy to managers of the Banks with respect to day-to-day operations, customer service decisions and marketing. The Banks are encouraged to participate in community activities, support local charities and community development, and otherwise enhance their images in their communities.

THE BANKS

     The Banks provide a full range of commercial and consumer banking services primarily to individuals and businesses in small and medium-sized communities and the surrounding market areas. The Banks draw most of their deposits from and make most of their loans within their respective market areas. The Banks owned by the Company as of December 31, 1997, were located in Arizona, Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming.

COMMUNITIES SERVED

     The Banks, as of December 31, 1997, were located in communities with populations ranging from approximately 200 to 20,000, except for Fargo, North Dakota, Englewood, Colorado, a suburb of Denver, and Phoenix, Arizona. Each of the Banks serves a market area with greater population because, in many cases, there are few or no other financial institutions within a reasonable distance from the community in which the Bank is located. The economies of the Banks' communities, especially those in Nebraska, North Dakota and South Dakota, depend primarily on farming, farm service and agricultural supply businesses. Agriculture in these communities is affected by many factors beyond the control of the Banks, including weather, governmental policies, fluctuating commodity prices, demand and production and natural disasters. As with other small, nonmetropolitan communities in the Upper Midwest, many of the communities in which the Banks presently operate have experienced and are expected to experience no growth or a decline in population. The Company has operated profitably in these communities. However, if reductions in population or adverse economic trends in specific communities result in decreased profitability in the Banks or offices located in those communities, the Company may consider selling such Banks or offices or reducing the level of services provided in such communities.

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

     The Company competes with individuals and institutions, including major regional bank holding companies, for suitable acquisition candidates within the Acquisition Area. Acquisition competitors of the Company in the Acquisition Area range from regional bank holding companies to individual bank owners who own or control banks in the Acquisition Area. The process of industry consolidation is likely to accelerate as a result of the adoption of the Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"). The IBBEA largely eliminated restrictions on interstate banking and since June 1, 1997, has permitted interstate branching, subject to special "opt-in" and "opt-out"
provisions which states may enact by law.   Most states have adopted
implementing legislation. Certain aspects of the IBBEA were clarified and amended in 1997 with the passage of the Riegle-Neal Clarification Act. The Economics and Growth Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlined application processes and eased regulations in several areas facilitating acquisitions and expansion of nonbanking activities. The effect of this legislation is likely to both facilitate the Company's acquisitions and to increase the number of potential acquirers of banks in the Acquisition Area.

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

     On January 12, 1998, the Company signed a definitive merger agreement with FNB, Inc. ("FNB"), a two-bank holding company headquartered in Greeley, Colorado. At December 31, 1997, FNB had total assets of $118 million and offices in Greeley and Fort Collins, Colorado. To facilitate completion of the transaction, which is expected to be accounted for using the pooling of interests method of accounting, the Company will issue approximately 570,000 shares of common stock to holders of FNB common stock. The transaction is subject to regulatory approval and is expected to close during the second quarter of 1998.

     On January 8, 1998, the Company signed a definitive merger agreement with Community Bancorp, Inc. ("CBI"), a one-bank holding company headquartered in Thornton, Colorado. At December 31, 1997, CBI had total assets of $78 million and offices in Thornton and Arvada, Colorado. To facilitate completion of the transaction, which is expected to be accounted for using the pooling of interests method of accounting, the Company will issue approximately 452,000 shares of common stock to holders of CBI common stock. The transaction is subject to regulatory approval and is expected to close during the second quarter of 1998.

     On November 7, 1997, the Company entered into an agreement to acquire Pioneer Bank of Longmont, Longmont, Colorado ("Pioneer"). At December 31, 1997, Pioneer had total assets of $130 million and five banking offices in four Colorado communities. On completion of the merger and subject to adjustments set forth in the acquisition agreement, the Company expects to issue approximately 700,000 shares of its common stock to the holders of Pioneer common stock. Completion of the acquisition is subject to regulatory approvals, approval by the Pioneer shareholders and other conditions. The transaction is anticipated to be completed during the second quarter of 1998 and is expected to be accounted for as a pooling of interests.

RECENT SIGNIFICANT ACQUISITIONS

     On January 23, 1998, the Company acquired 37 banking offices located in Arizona, Colorado and Utah (the "Bank One Branches") from three subsidiary banks of Banc One Corporation (the "Bank One Banks"). At closing, the Bank One Branches had total deposits of approximately $730 million and loans of approximately $61 million. The Company paid a purchase price premium of approximately $43.8 million, equal to 6% of the deposits of the Bank One Branches at closing. The acquisition was accounted for as an acquisition of assets and assumption of liabilities and resulted in the recognition by the Company of deposit-based intangibles in an amount equal to the purchase price premium of approximately $43.8 million. Following the closing, the 25 Arizona offices and four Utah offices acquired from the Bank One Banks were merged into the Republic bank in Phoenix, Arizona that was recently acquired by the Company. The eight acquired Colorado offices were merged into the Company's existing Colorado affiliate bank. In January 1998, the Company signed an agreement to sell one of the former Bank One Branches located in Colorado.

     On December 1, 1997, the Company acquired First National Summit Bankshares, Inc., Gunnison, Colorado ("Summit"), a bank holding company that owned and operated a national bank with banking facilities in five Colorado communities. At closing, Summit had total assets of approximately $90 million, total deposits of approximately $82 million and total stockholders' equity of approximately $7 million. Upon completion of the merger, which was accounted for as a pooling of interests, the Company issued approximately 314,800 shares of common stock to the former holders of Summit common stock and paid approximately $1 million in cash to holders of Summit preferred stock cancelled in the merger. The value of the Company's common stock issued in the merger was approximately $15 million, based upon the trading value of the Company's common stock determined pursuant to the merger agreement.

     On November 24, 1997, the Company acquired Republic National Bancorp, Inc., Phoenix, Arizona ("Republic"), a bank holding company that owned and operated a national bank in Phoenix, Arizona. At closing, Republic had total assets of approximately $54 million, total deposits of approximately $49 million and total stockholders' equity of approximately $4 million. Upon completion of the merger, which was accounted for as a pooling of interests, the Company issued approximately 368,000 shares of common stock to the former holders of Republic common stock. The value of the Company's common stock issued in the merger was approximately $17.4 million, based upon the trading value of the Company's common stock determined pursuant to the merger agreement.

     On July 14, 1997, the Company purchased KeyBank National Association, Cheyenne, Wyoming ("KeyBank Wyoming"), from KeyCorp, its parent corporation, ("KeyCorp"), for a purchase price of $135 million. KeyBank Wyoming has been renamed "Community First National Bank." At closing, KeyBank Wyoming had total assets of approximately $1.1 billion and 28 banking offices located in 24 communities in Wyoming, including Cheyenne, Laramie, Casper, Sheridan and Jackson. The Company believes its Wyoming banking network is the largest in Wyoming, providing a full range of commercial and consumer banking services throughout the state. The transaction was accounted for as a business combination using the purchase method of accounting and resulted in the recognition of goodwill by the Company of approximately $60 million.

     On December 18, 1996, the Company acquired Mountain Parks Financial Corp. ("Mountain Parks"), a bank holding company that operated a state chartered bank with full service commercial banking facilities in 17 Colorado communities. At closing, Mountain Parks had total assets of approximately $600.0 million and total stockholders' equity of approximately $60.9 million. Upon completion of the merger, which was accounted for as a pooling of interest, the Company issued approximately 5.2 million shares of common stock to the former holders of Mountain Parks common stock. The market value of the Company's common stock issued in the merger was approximately $142.2 million, based on the closing price of the Company's common stock on the

Nasdaq National Market on December 18, 1996. The Mountain Parks banking offices are located in winter ski and summer recreational areas in the Colorado mountains and in the greater Denver/Boulder metropolitan area. Pursuant to commitments made with the Federal Reserve to address resulting concentrations in certain Colorado banking markets, on April 4, 1997, the Company sold Mountain Parks banking offices in two Colorado communities.

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

     OPERATIONS. Community First Service Corporation ("CFSC"), a subsidiary of the Company, provides data processing and operations support services to the Banks by contract. CFSC's system is designed to provide for all Bank and customer data processing needs at the lowest possible cost and can be expanded to accommodate future growth and additional service applications. The Company believes CFSC has sufficient capacity to provide services to the banks the Company has agreed to acquire. In addition to its own office facilities in Fargo, North Dakota, CFSC also has a data processing facility in Golden, Colorado. Additional expenditures for equipment, consistent with the increased data processing volumes, would likely be necessary if additional significant acquisitions occur during 1998.

     OTHER SERVICES. The Company provides other services for the benefit of the Banks, such as outside professional services, central human resources services, benefits administration, marketing guidance and centralized purchasing of supplies.

INSURANCE AGENCIES

     The Company currently owns and operates insurance agencies located in 32 communities served by the Banks through its subsidiaries, Community Insurance, Inc. ("CII"), and Community First Insurance Agencies, Inc. ("CFIA"). These agencies are primarily engaged in the sale of property and casualty insurance and make some sales of other types of insurance, such as life, accident and crop hail insurance. The Company had commission revenue of $5.4 million in 1997.

OTHER ACTIVITIES

     The Company has steadily consolidated Banks located in each state into single legal charters with multiple locations. As of December 31, 1997, the Company had 10 separately chartered subsidiary Banks and 6 nonbank subsidiaries. The subsidiary Banks of the Company in seven locations maintain trust departments, but their services are more broadly available and the Company may expand its trust activities in the future. Trust services are made available to customers in several locations through local trust officers or by appointment with members of the trust department. Most of the Banks also sell annuities. Federal bank regulation permits bank holding companies to engage in other limited activities, such as the distribution of certain types of securities, and future changes in such regulation may further expand the types of activities in which the Company may engage. Although the Company intends to maintain its focus on the banking business in its targeted market areas, the Company will consider other permitted business activities as opportunities arise.

COMPETITION

     Commercial banking is highly competitive. In the conduct of certain aspects of their business, the Banks compete with other commercial banks, savings and loan institutions, issuers of fixed income investments, finance corporations, credit unions and money market funds, among other types of institutions. The Banks compete with these institutions in such areas as obtaining new deposits, offering new types of services and setting loan rates and interest rates on various types of deposits, as well as other aspects of the banking business. Management believes community residents and businesses prefer to deal with local banks and the Banks have generally been able to compete successfully in their respective communities because of the Company's emphasis on local ownership and the autonomy of Bank management in community relations. At the same time, the Company provides the Banks with the advantages of centralized sophisticated administration and the opportunity to make larger loans and diversify their lending activity through Bank group participations. Further, because most of the Banks have a significant market share in the communities they serve, the Company believes the Banks can, to a degree, influence deposit and loan pricing in their markets and are subject to less competition based on deposit and loan pricing than would be the case in larger metropolitan markets with more competitors. However, the Banks have experienced increased price competition from credit unions in certain market areas in recent periods. Recent changes in government regulation of banking, particularly the legislation which removes restrictions on interstate banking and permits interstate branching, or legislation in certain states to permit statewide branching, may increase competition by both out-of-state and in-state banking organizations and by other financial institutions. See "Supervision and Regulation," below. The Banks compete with other financial institutions, including government lending agencies, for high quality loans in the Banks' market areas and for purchases of loan assets and investment assets. While management believes the Banks will continue to compete successfully in their communities, there is no assurance that future competition will not adversely affect the Banks' earnings.

EMPLOYEES

     The Company had 2,241 employees at December 31, 1997, including
1,681 full-time employees and 560 part-time employees. Of these individuals, 128 were employed at the holding company level, 1,841 (including

1,381 full-time employees) were employed at the Bank level, 200 were employed by CFSC and 72 were employed by CII and CFIA.

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

     IBBEA generally liberalized multi-state expansion. Effective September 29, 1995, IBBEA significantly eased restrictions on interstate acquisition of banks by bank holding companies. Beginning June 1, 1997, banks located in different states may merge and operate the resulting institution as a single charter with interstate branches. However, the legislation includes special "opt-out" and "opt-in" provisions that individual states may adopt prior to the effective date of interstate branching. IBBEA does NOT affect the branching laws within a state, and imposes concentration limits limiting the resulting organization's market share to 30% of state deposits and 10% of total United States deposits.

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

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:



Name                  Age     Position
----                  ---     --------

Donald R. Mengedoth   53      President, Chief Executive Officer and Chairman of the
                              Board

Mark A. Anderson      40      Executive Vice President, Chief Financial Officer, Chief
                              Information Officer, Secretary and Treasurer

Ronald K. Strand      51      Executive Vice President - Banking Group



David E. Groshong     49      Executive Vice President  - Financial Services

Thomas R. Anderson    42      Senior Vice President - Treasury

Randall L. Dancliff   50      Senior Vice President and Wyoming Region Manager

Cynithia U. Davis     45      Senior Vice President and Arizona/Utah Region Manager

Keith A. Dickelman    43      Senior Vice President and Eastern Colorado Region Manager

Thomas E. Hansen      45      Senior Vice President and Central Region Manager

Bruce A. Heysse       46      Senior Vice President  - Acquisitions

Thomas A. Hilt        55      Senior Vice President - Operations and Administration

Gary A. Knutson       50      Senior Vice President and Integration Manager

David A. Lee          54      Senior Vice President and Eastern Region Manager

Charles A. Mausbach   46      Senior Vice President and Western Colorado Region
                              Manager

Harriette S. McCaul   47      Senior Vice President - Human Resources

Patricia J. Staples   42      Senior Vice President - Marketing

Craig A. Weiss        36      Senior Vice President - Finance



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

     Mark A. Anderson has been Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since its organization in 1986 and Chief Information Officer since February 1998. He was Vice President and Regional Controller for FBS from 1984 to 1987. From 1979 to 1984, he held various positions with FBS-affiliated banks in the finance and credit analysis areas. Mr. Anderson is a Chartered Financial Analyst and a Certified Management Accountant.

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

     Thomas R. Anderson has been Senior Vice President - Treasury since February 1998. He was previously Vice President/Funds Manager of the Company from 1988 to 1997 and Funds Management Officer from 1987 to 1988. Prior to 1987, he was employed by Norwest Corporation for seven years, most recently as a Senior Financial Analyst.

     Randall L. Dancliff has been Senior Vice President and Wyoming Region Manager since July 1997. He was President and Chief Executive Officer of KeyBank Wyoming since April 1995 until the acquisition of KeyBank Wyoming by the Company in July 1997. Prior to that, he served as President, Chief Operating Officer and Chief Financial Officer of KeyBank Wyoming from 1992 to April 1995, and as Regional Vice President of KeyBank Cheyenne from 1985 to 1991. From 1973 through 1985, he served in a variety of capacities with First Wyoming Bank, the predecessor to KeyBank Wyoming.

     Cynthia U. Davis has been Senior Vice President and Arizona/Utah Region Manager since October 1997. From October 1987 to October 1997, she held various positions for Banc One Corporation, including positions as Vice President, Retail Delivery for Banc One Corporation and Vice President Region Manager for 36 Bank One banking centers in Northern Arizona. She has a total of 23 years of banking experience in Arizona, Idaho and California.

     Keith A. Dickelman has been Senior Vice President and Eastern Colorado Region Manager since January 1998. He was previously President of
Community First National Bank, Fergus Falls, Minnesota from 1995 to 1997 and from 1992 to 1995 served as a Senior Loan Officer and Senior Vice President of Community First National Bank, Fargo, North Dakota.

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

     Gary A. Knutson has been Senior Vice President and Integration Manager since July 1996 and previously was Senior Vice President and Western Region Manager of the Company since September 1993. He was President, Chief Executive Officer and director of the Company's affiliate bank in Wahpeton, North Dakota from January 1991 to September 1993. He began his banking career at the Company's affiliate bank in Lidgerwood, North Dakota, and had a total of 14 years of banking experience prior to joining the Company.

     David A. Lee has been Senior Vice President and Eastern Region Manager of the Company since January 1991. He had been a Region Manager of the Company since 1988. He was President and Chief Executive Officer and a director of the Company's affiliate bank in Little Falls from 1987 to January 1991. Mr. Lee held various positions with FBS from 1966 to 1987.

     Charles A. Mausbach has been Senior Vice President and Western Colorado Region Manager since March 1998. He was President of Community First National Bank, Worthington, Minnesota from October 1992 to February 1998.

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

     Craig A. Weiss has been Senior Vice President - Finance since February 1998. He was previously Vice President Finance of the Company from 1988 to 1997 and Finance and Accounting Manager from 1987 to 1998. Prior to 1987, he was employed by First Bank System, most recently as a Regional Financial Analyst. Mr. Weiss is a certified public accountant.

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

     The Company maintains its offices at 520 Main Avenue, Fargo, North Dakota, consisting of approximately 34,000 square feet at an annual rental of $409,000, payable to its subsidiary, CFPI. The Company believes these facilities will be adequate for the foreseeable future. The Company also utilizes office space at affiliate banks located in Denver, Colorado and Cheyenne, Wyoming as well as leasing approximately 4,000 square feet of office space in Phoenix, Arizona at an annual rental of approximately $90,000. Each of the Banks owns its main office and those of its branches, and these facilities range in size from approximately 1,200 to 36,000 square feet. During 1997, the Company constructed and owns a 47,000 square foot two-story building in Fargo, North Dakota which is leased to CFSC.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information as to the principal market on which the Company's common stock is traded, market price information for the common stock of the Company, the approximate number of holders of record as of December 31, 1997, and the Company's dividend policy is incorporated herein by reference from the inside back cover of the 1997 Annual Report to Shareholders.

ITEM 6.   SELECTED FINANCIAL DATA

     Selected financial data for the five years ended December 31, 1997, consisting of data captioned "Financial Highlights" on page 1 of the 1997 Annual Report to Shareholders, "Consolidated Statement of Condition--Five-Year Summary" on page 44 of the Annual Report and "Consolidated Statement of Income-Five Year Summary" on page 45 of the Annual Report are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 26 of the 1997 Annual Report to Shareholders is incorporated hereby by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth on pages 25 and 26 of the 1997 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management" is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Statements of Financial Condition of the Company as of December 31, 1997 and 1996, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years ended
December 31, 1997, the Notes to the Consolidated Financial Statements and the Report of Ernst & Young LLP, independent auditors, contained in the Company's 1997 Annual Report to Shareholders on pages 27 through 43 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the Company's 1998 Proxy Statement under the caption "Election of Directors" is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth in the 1998 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference, except that information under the captions "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance" is not so incorporated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the 1998 Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the 1998 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.


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

     3.   PRO FORMA FINANCIAL INFORMATION.  None.

(b)  REPORTS ON FORM 8-K.

      None.

(c)  EXHIBITS.


Exhibit
Number    Description
--------  -----------

  2.1 Master Agreement dated July 22, 1994, between the Registrant and Bank of Colorado Holding Company, including as Exhibit A the form of Purchase and Assumption Agreement executed by Colorado Community First
          State Bank of Steamboat Springs and Vail Bank (incorporated by reference to Exhibit 2.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 [the "1994
          Form 10-K"]).

  2.2 Agreement and Plan of Merger dated as of August 12, 1994, between the Registrant and Minowa Bancshares, Inc. (incorporated by reference to
          Exhibit 2.1 to the Registrant's Registration Statement on Form S-4
          [File No. 33-84746], as declared effective by the Securities and Exchange Commission (the "Commission") on January 23, 1995).

  2.3 Agreement and Plan of Merger dated as of November 28, 1994, between the Registrant and Abbott Bank Group, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K report of the Registrant dated
          January 20, 1995).

  2.4 Restated Agreement and Plan of Merger dated as of December 6, 1994, among the Registrant, Colorado Acquisition Corporation and First
          Community Bankshares, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K report of the Registrant dated January 20, 1995).

  2.5     Stock Purchase Agreement dated as of June 7, 1995 by and among
          BNCCORP, Inc., Gregory Cleveland and Tracy Scott, and the Registrant relating to Farmers & Merchants Bank of Beach (incorporated by reference to Exhibit 2.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 [the "1995
          Form 10-K"]).

  2.6 Agreement and Plan of Merger dated as of March 8, 1996 among the Registrant, Trinidad Acquisition Corporation and Financial Bancorp,
          Inc. (the holding company for Trinidad National Bank) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 [File No. 333-6239], as declared effective by the Commission on August 9, 1996).



Exhibit
Number    Description
--------  -----------
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

  2.8 Stock Purchase Agreement dated as of February 18, 1997 by and among the Registrant, KeyCorp and Key Bank of the Rocky Mountains, Inc.
          (incorporated by reference to Exhibit 2.8 to the Registrant's
          Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission as of May 8, 1997
          [the "1996 Form 10-K"]).

  2.9 Restated Agreement and Plan of Merger dated as of August 22, 1997, including Agreement and First Amendment to Agreement dated as of the same date, between the Registrant and First National Summit
          Bankshares, Inc.(incorporated by reference to Appendices A and B to the Proxy Statement-Prospectus contained in the Registrant's
          Registration Statement on Form S-4 [File No. 333-38997] filed with the
          Commission on October 29, 1997).

  2.10 Restated Agreement and Plan of Merger dated as of August 28, 1997 between the Registrant and Republic National Bancorp, Inc.
          (incorporated by reference to Appendix A to the Proxy
          Statement-Prospectus contained in Registrant's Registration Statement on Form S-4 [File No. 333-38225] filed with the Commission on
          October 20, 1997).

  2.11 Office Purchase and Assumption Agreement dated as of the 10th day of September, 1997 by and between Bank One, Arizona, National
          Association, Bank One, Colorado, National Association, Bank One, Utah,
          National Association and the Registrant, (incorporated by reference to Exhibit 2.6 to the Registrant's Registration Statement on Form S-4
          [File No. 333-36091], filed with the Commission on September 22,
          1997).

  2.12 Agreement and Plan of Merger dated as of November 6, 1997 among the Registrant, Community First National Bank and Pioneer Bank of Longmont
          (incorporated by reference to Exhibit 2.7 to the Registrant's
          Registration Statement on Form S-4 [File No. 333-37527], filed with the Commission on November 21, 1997).

  2.13 First Amendment to Agreement and Plan of Merger dated as of the 19th day of December, 1997 by and among the Registrant, Community First
          National Bank and Pioneer Bank of Longmont.

  3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the 1996 Form 10-K).

  3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1
          [File No. 33-41246], as declared effective by the Commission on August 13, 1991 [the "1991 S-1"]).



Exhibit
Number    Description
--------  -----------
  4.1     Certificate of Designations, Preferences and Rights of Series A Junior
          Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit A to Exhibit 1 to the Registrant's Registration
          Statement on Form 8-A, filed with the Commission on January 9, 1995
          [the "Form 8-A"]).

  4.2     Form of Rights Agreement dated as of January 5, 1995, between the
          Registrant, and Norwest Bank Minnesota, National Association, which includes as Exhibit B thereto the form of Rights Certificate
          (incorporated by reference to Exhibit 1 to the Form 8-A.)

  4.3 Subordinated Indenture dated February 5, 1997, between the Registrant and Wilmington Trust Company, as Indenture Trustee, including form of Junior Subordinated Indenture (incorporated by reference to Exhibit
          4.1 to the Registrant's Registration Statement on Form S-3 [File No.
          333-19921] filed with the Commission as of January 30, 1997 [the "1997
          CFB Capital I Form S-3"]).

  4.4     Amended and Restated Trust Agreement of CFB Capital I dated
          February 5, 1997, including Form of Capital Security Certificate of
          CFB Capital I (incorporated by reference to Exhibit 4.5 to the 1997
          CFB Capital I Form S-3).

  4.5 Capital Securities Guarantee Agreement dated as of February 5, 1997, between the Registrant and Wilmington Trust Company as Trustee
          (incorporated by reference to Exhibit 4.7 to the 1997 CFB Capital I
          Form S-3).

  4.6     Indenture dated June 24, 1997 relating to the Registrant's 7.30%
          Subordinated Notes Due 2004 (the "New Notes") between the Registrant and Norwest Bank Minnesota, National Association, as trustee
          (incorporated by reference to Exhibit 4.1 to the Registrant's
          Registration Statement on Form S-4 [File No. 333-36091] as declared effective by the Commission on November 10, 1997 [the "1997
          Subordinated Note Form S-4"]).

  4.7     Registration Rights Agreement dated as of June 24, 1997, among the
          Registrant, Piper Jaffray Inc. and Keefe, Bruyette & Woods, Inc.
          (incorporated by reference to Exhibit 4.2 to the 1997 Subordinated
          Note Form S-4).

  4.8     Subordinated Indenture dated December 10, 1997, between the
          Registrant and Wilmington Trust Company, as Indenture Trustee, including form of Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 [File No. 333-37521] as declared effective by the Commission on December 4, 1997 [the "1997 CFB Capital II Form S-3"]).

  4.9     Amended and Restated Trust Agreement of CFB Capital I dated
          December 10, 1997, including Form of Capital Security Certificate of
          CFB Capital II (incorporated by reference to Exhibit 4.5 to the 1997
          CFB Capital II Form S-3).



Exhibit
Number    Description
--------  -----------
  4.10    Capital Securities Guarantee Agreement dated as of December 10, 1997, between the Registrant and Wilmington Trust Company as Trustee
          (incorporated by reference to Exhibit 4.7 to the 1997 CFB Capital II
          Form S-3).

  10.1    1997 Annual Incentive Plan for Holding Company Management.

  10.2    Restated 1987 Stock Option Plan (incorporated by reference to Exhibit
          10.7 to the Registrant's Registration Statement on Form S-8 [File No.
          33-46744], as declared effective by the Commission on May 6, 1992).*

  10.3 Form of Tax Sharing Agreement between the Registrant and each of its subsidiary Banks (incorporated by reference to Exhibit 10.3 to the 1995 Form 10-K).

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

  10.7    Lease dated April 27, 1993, between Community First Properties, Inc.
          (formerly Fargo Tower Partners) and the Registrant (incorporated by reference to Exhibit 10.11 to the 1994 10-K).

  10.8 Promissory Note dated July 14, 1997 (Term Note) in the principal amount of $30,000,000, issued to Norwest Bank Minnesota, National
          Association ("Norwest"), as Agent, on behalf of Harris Trust and Savings Bank ("Harris"), Bank of America National Trust and Savings
          Association ("Bank of America") and Norwest.

  10.9 Promissory Notes dated July 14, 1997 (Current Notes), each in the principal amount of $8,333,333.33, issued to each of Harris, Bank of America, and Norwest.

  10.10   Credit Agreement dated July 14, 1997 among the Company, Harris,
          Bank of America, Norwest as a lender, and Norwest as Agent.



Exhibit
Number    Description
--------  -----------

  10.11 Form of Indemnification Agreement entered into by and between the Registrant and the Registrant's officers and directors (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form
          10-K for the year ended December 31, 1992 [the "1993 Form 10-K"]).

  10.12   1996 Stock Option Plan, as approved by the Board of Directors on
          February 6, 1996 (incorporated by reference to Exhibit 10.15 to the
          1995 Form 10-K).*

  10.13   Supplemental Executive Retirement Plan, effective as of August 1,
          1995.*

  13.1    Annual Report to Shareholders.

  21.1    Subsidiaries of the Registrant.

  23.1    Consent of Ernst & Young LLP.

  27      Financial Data Schedule

________________
     *Executive compensation plans and arrangements.

                                      SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMMUNITY FIRST BANKSHARES, INC.
                                   ("Registrant")

Dated: March 10, 1998         By/s/ Donald R. Mengedoth
                                     -------------------------------------
                                        Donald R. Mengedoth
                                        President, Chief Executive
                                        Officer and Chairman of the
                                        Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature and Title                               Date
-------------------                               -----

 /s/ Donald R. Mengedoth                          March 10, 1998
---------------------------------------
Donald R. Mengedoth
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)


 /s/ Mark A. Anderson                             March 10, 1998
---------------------------------------
Mark A. Anderson
Executive Vice President, Chief
Financial Officer, Secretary, Treasurer
and Chief Information Officer (Principal
Financial and Accounting Officer)


 /s/ Patricia A. Adam                             March 10, 1998
---------------------------------------
Patricia A. Adam, Director


 /s/ James T. Anderson                            March 10, 1998
---------------------------------------
James T. Anderson, Director


 /s/ Patrick E. Benedict                          March 10, 1998
---------------------------------------
Patrick E. Benedict, Director

Signature and Title                               Date
-------------------                               -----

 /s/ Patrick Delaney                              March 10, 1998
---------------------------------------
Patrick Delaney, Director


                                                  March 10, 1998
---------------------------------------
John H. Flittie, Director


 /s/ Darrell G. Knudson                           March 10, 1998
---------------------------------------
Darrell G. Knudson, Director


 /s/ Thomas C. Wold                               March 10, 1998
---------------------------------------
Thomas C. Wold, Director


 /s/ Harvey L. Wollman                            March 10, 1998
---------------------------------------
Harvey L. Wollman, Director


 /s/ Dennis M. Mathisen                           March 10, 1998
---------------------------------------
Dennis M. Mathisen, Director

                                    EXHIBIT INDEX





Exhibit No.         Decscription
-----------         ------------

    2.13 First Amendment to Agreement and Plan of Merger dated as of the 19th day of December, 1997 by and among the Registrant, Community First National Bank and Pioneer Bank of Longmont

   10.1             1997 Annual Incentive Plan for Holding Company Management

   10.8 Promissory Note dated July 14, 1997 (Term Note) in the principal amount of $30,000,000, issued to Norwest Bank Minnesota, National Association ("Norwest"), as Agent, on behalf of Harris Trust and Savings Bank ("Harris"), Bank of America National Trust and Savings Association ("Bank of America") and Norwest.

   10.9 Promissory Notes dated July 14, 1997 (Current Notes), each in the principal amount of $8,333,333.33, issued to each of Harris, Bank of America, and Norwest.

   10.10 Credit Agreement dated July 14, 1997 among the Company, Harris, Bank of America, Norwest as a lender, and Norwest as Agent.


   13.1             Annual Report to Shareholders

   21.1             Subsidiaries of the Registrant

   23.1             Consent of Ernst & Young LLP

   27               Financial Data Schedule