Form 10-K/A
period 1997-12-31
COMMUNITY FIRST BANKSHARES INC
filed 1998-03-27
CIK 857593

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

                                          OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the Transition period from                 to
                                         ---------------    ---------------

                             COMMISSION FILE NO.  0-19368

                           COMMUNITY FIRST BANKSHARES, INC.
                (Exact name of registrant as specified in its charter)

                   DELAWARE                     46-0391436
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification No.)

                                   520 MAIN AVENUE
                                FARGO, ND   58124-0001
              (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (701) 298-5600



SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:           COMMON STOCK, $.01 PAR VALUE
                                                                      PREFERRED STOCK PURCHASE RIGHTS
                                                                      8-7/8% CUMULATIVE CAPITAL SECURITIES, $25
                                                                      LIQUIDATION AMOUNT(1)
                                                                      8.20% CUMULATIVE CAPITAL SECURITIES, $25
                                                                      LIQUIDATION AMOUNT(2)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X     NO
                                        -------     ------

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


(1) The 8-7/8% Cumulative Capital Securities (the "CFB I Capital Securities") were issued by CFB Capital I ("CFB Capital I"), a wholly owned Delaware business trust subsidiary of the Company. The Company has also fully and unconditionally guaranteed all of CFB Capital I's obligations under the CFB I Capital Securities.



(2) The 8.20% Cumulative Capital Securities (the "CFB II Capital Securities") were issued by CFB Capital II ("CFB Capital II"), a wholly owned Delaware business trust subsidiary of the Company. The Company has also fully and unconditionally guaranteed all of CFB Capital II's obligations under the CFB II Capital Securities.

Part I, Item 1 is hereby amended to read as follows:

                                        PART I

ITEM 1.  BUSINESS

COMMUNITIES SERVED


     The Banks, as of December 31, 1997, were located in communities with populations ranging from approximately 200 to 50,000, except for Fargo, North Dakota; Denver and Englewood (a Denver suburb), Colorado; and Phoenix, Arizona. Each of the Banks serves a market area with greater population because, in many cases, there are few or no other financial institutions within a reasonable distance from the community in which the Bank is located. The economies of the Banks' smaller communities, especially those in Nebraska, North Dakota and South Dakota, depend primarily on farming, farm service and agricultural supply businesses. Agriculture in these communities is affected by many factors beyond the control of the Banks, including weather, governmental policies, fluctuating commodity prices, demand and production and natural disasters. As with other small, nonmetropolitan communities in the Upper Midwest, many of the communities in which the Banks presently operate have experienced and are expected to experience no growth or a decline in population. The Company has operated profitably in these communities and has continued to acquire institutions in larger markets. However, if reductions in population or adverse economic trends in specific communities result in decreased profitability in the Banks or offices located in those communities, the Company may consider selling such Banks or offices or reducing the level of services provided in such communities.


ACQUISITION STRATEGY


     The Company intends to continue its growth by making acquisitions of community banks and other financial institutions in selected communities in the Acquisition Area. The Company believes it is well-positioned to acquire and profitably operate community banks because of its experience in operating community banks, its ability to provide centralized management to those banks and its access to capital. The Company believes many owners of community banks are seeking to sell their banks for a variety of reasons, including lack of shareholder liquidity, management succession problems, the difficulty of compliance with current multiple-layered bank regulations and increasing competition from non-bank organizations. The Company believes there are over 4,500 community banks that are possible acquisition candidates in the Acquisition Area.



     The Company competes with individuals and institutions, including major regional bank holding companies, for suitable acquisition candidates within the Acquisition Area. Acquisition competitors of the Company in the Acquisition Area range from regional bank holding companies to individual bank owners who own or control banks in the Acquisition Area. The process of industry consolidation is likely to accelerate as a result of the adoption of the Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"). The IBBEA largely eliminated restrictions on interstate banking and since June 1, 1997, has permitted interstate branching, subject to special "opt-in" and "opt-out"
provisions which states were able to enact by law.   Most states have adopted
implementing legislation. Certain aspects of the IBBEA were clarified and amended in 1997 with the passage of the Riegle-Neal Clarification Act. The Economics and Growth Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlined application processes and eased regulations in several areas facilitating acquisitions and expansion of nonbanking activities. The effect of this legislation is likely to both facilitate the Company's acquisitions and to increase the number of potential acquirers of banks in the Acquisition Area.



     The Company has established a due diligence review process to evaluate acquisition targets and has established acquisition parameters for target acquisitions relating to market factors, financial performance and certain
nonfinancial factors.   Market factors considered by the Company include the
size and long-term viability of the community and market area served by the target bank, the dominance of the acquisition target (which should be the largest or second largest financial institution in the market) and the proximity of other existing Banks owned by the Company. In exploring markets in regions not currently served by the Company, management looks for similarities between the new market areas and the Company's existing market areas in terms of culture and economic bases. Financial analyses performed by the Company in evaluating acquisition prospects include review of historical performance, comparison to peers and the Company's Banks in terms of key operating performance ratios (including earnings, staffing and loan quality) and target ratios. The Company determines the price it is willing to pay for an institution based on, among other factors, cash flow and return on equity valuation models and an analysis of accretion/dilution on a marginal and a pro forma basis. Nonfinancial considerations in evaluating an acquisition prospect include the quality of the management team's skill and the demand on management resources to integrate the target institution. Finally, each target acquisition must undergo an extensive review of loan asset quality, operating procedures and deposit structure before the Company commits to a purchase. The Company's level of future acquisitions will depend, in part, on its ability to attract and retain management level employees capable of performing efficient review of credit quality standards of proposed acquisition candidates. Acquisition opportunities presented to the Company that have not met the requirements described above have not been pursued.



     Because of limited growth opportunities in many of the existing markets served by the Company, management believes future growth in the earnings of the Company will largely depend on successful execution of the Company's strategies. In addition to Company-wide efforts to increase non-interest income through sales of investment products, trust services and insurance, the future growth of the Company will depend upon consummation of acquisitions consistent with the Company's acquisition strategy, and the future growth of recent and expected acquisitions in higher growth markets. Successful completion of acquisitions by the Company depends upon such factors as the availability of suitable acquisition candidates, necessary regulatory approvals and necessary approvals of holders of the Company's and other providers of credit, compliance with applicable capital requirements and, in the case of expansion into new states, the availability of additional management resources required to operate banks in widely dispersed geographical areas.


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

     Keith A. Dickelman has been Senior Vice President and Eastern Colorado Region Manager since January, 1998. He was previously President of Community First National Bank, Fergus Falls, Minnesota from 1995 to 1997 and from 1992 to 1995 served as a Senior Loan Officer and Senior Vice President of Community First National Bank, Fargo, North Dakota.

     Thomas E. Hansen has been Senior Vice President and Central Region Manager since April 1993. He also served as President, Chief Executive Officer and a director of the Company's affiliate bank in Fargo, North Dakota from April 1993 to December 1996. Previously, he was employed by Norwest Bank Fargo for 19 years, most recently as President.

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

     Gary A. Knutson has been Senior Vice President and Integration Manager since July, 1996 and previously was Senior Vice President and Western Region Manager of the Company since September 1993. He was President, Chief Executive Officer and director of the Company's affiliate bank in Wahpeton, North Dakota from January 1991 to September 1993. He began his banking career at the Company's affiliate bank in Lidgerwood, North Dakota, and had a total of 14 years of banking experience prior to joining the Company.

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


(c)  EXHIBITS.


Exhibit
Number    Description
------    -----------

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



Exhibit
Number    Description
------    -----------


          Registrant's Registration Statement on Form S-4 [File No. 333-37527], filed with the Commission on November 21, 1997).

  2.13 First Amendment to Agreement and Plan of Merger dated as of the 19th day of December, 1997 by and among the Registrant, Community First
          National Bank and Pioneer Bank of Longmont.*

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


Exhibit
Number    Description
------    -----------


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

 10.1     1997 Annual Incentive Plan for Holding Company Management.* , **

 10.2     Restated 1987 Stock Option Plan (incorporated by reference to Exhibit
          10.7 to the Registrant's Registration Statement on Form S-8 [File No.
          33-46744], as declared effective by the Commission on May 6, 1992).**

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

 10.7     Lease dated April 27, 1993, between Community First Properties, Inc.
          (formerly Fargo Tower Partners) and the Registrant (incorporated by reference to Exhibit 10.11 to the 1994 10-K).


Exhibit
Number    Description
------    -----------


 10.8 Promissory Note dated July 14, 1997 (Term Note) in the principal amount of $30,000,000, issued to Norwest Bank Minnesota, National
          Association ("Norwest"), as Agent, on behalf of Harris Trust and Savings Bank ("Harris"), Band of America National Trust and Savings
          Association ("Bank of America") and Norwest.*

 10.9 Promissory Notes dated July 14, 1997 (Current Notes), each in the principal amount of $8,333,333.33, issued to each of Harris, Bank of America, and Norwest.*

 10.10 Credit Agreement dated July 14, 1997 among the Company, Harris, Bank of America, Norwest as a lender, and Norwest as Agent.*

 10.11 Form of Indemnification Agreement entered into by and between the Registrant and the Registrant's officers and directors (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form
          10-K for the year ended December 31, 1992 [the "1993 Form 10-K']).

 10.12    1996 Stock Option Plan, as approved by the Board of Directors on
          February 6, 1996 (incorporated by  reference to Exhibit 10.15 to the
          1995 Form 10-K).*

 10.13    Supplemental Executive Retirement Plan, effective as of August 1,
          1995.*, **

 13.1     Annual Report to Shareholders.*

 21.1     Subsidiaries of the Registrant.*

 23.1     Consent of Ernst & Young LLP.

 27.1     Financial Data Schedule relating to Financial Statements at December
          31, 1997.

 27.2     Financial Data Schedule relating to Financial Statements at June 30,
          1996, September 30, 1996 and December 31, 1996.

 27.3     Financial Data Schedule relating to Financial Statements at March 31,
          1997, June 30, 1997 and September 30, 1997.

 99.1     Historical Financial Statements of KeyBank National Association
          (Wyoming) ("KeyBank Wyoming") for the year ended December 31, 1996 and unaudited Historical Financial Information for the Six Months Ended
          June 30, 1997.


----------------
*Previously filed.
**Executive compensation plans and arrangements.

                                      SIGNATURE

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COMMUNITY FIRST BANKSHARES, INC.
                                             ("Registrant")

Dated: March 26, 1998                        By /s/ Mark A. Anderson
                                               ----------------------
                                             Mark A. Anderson
                                             Executive Vice President, Chief
                                             Financial Officer, Chief
                                             Information Officer,  Secretary
                                             and Treasurer (Principal Financial
                                             and Accounting Officer)