Form 10-Q
period 1998-03-31
COMMUNITY FIRST BANKSHARES INC
filed 1998-05-11
CIK 857593

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended      March 31, 1998
                                         ------------------------

                                          OR


     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to
                                         ---------------    ---------------

                          Commission file number  0-19368
                                                 ---------

                           COMMUNITY FIRST BANKSHARES, INC.
                          ----------------------------------
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


                                    (701) 298-5600
                          ---------------------------------
                 (Registrant's telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: YES   X   NO
                                              -----    -----

At May 7, 1998, 44,128,318 shares of Common Stock were outstanding, as adjusted to reflect a two-for-one stock split effective May 15, 1998 to stockholders of record as of May 1, 1998.

                           COMMUNITY FIRST BANKSHARES, INC.

                                      FORM 10-Q

                             QUARTER ENDED MARCH 31, 1998

                                        INDEX

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION:

     Item 1.   Condensed Consolidated Financial Statements
               and Notes. . . . . . . . . . . . . . . . . . . . . . .    3-10

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . .   11-15

     Item 3.   Quantitative and Qualitative Disclosure
               About Market Risk. . . . . . . . . . . . . . . . . . .      16

PART II - OTHER INFORMATION:

     Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . .      17

     Item 2.   Changes in Securities. . . . . . . . . . . . . . . . .      17

     Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . .      17

     Item 4.   Submission of Matters to a Vote of Security Holders. .      17

     Item 5.   Other Information. . . . . . . . . . . . . . . . . . .      17

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .      17

SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

                           COMMUNITY FIRST BANKSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             March 31,        December 31,
(Dollars in thousands)                                            1998                1997
----------------------                                            ----                ----
                                                            (unaudited)
ASSETS
Cash and due from banks . . . . . . . . . . . . . . . .     $  178,625          $  222,088
Federal funds sold and securities purchased under
   agreements to resell . . . . . . . . . . . . . . . .         14,970              12,690
Interest-bearing deposits . . . . . . . . . . . . . . .          3,058               1,287
Available-for-sale securities . . . . . . . . . . . . .      1,809,899           1,498,877
Held-to-maturity securities (fair value: 3/31/98 -
   $64,898, 12/31/97 - $182,335). . . . . . . . . . . .         64,898             180,512
Loans   . . . . . . . . . . . . . . . . . . . . . . . .      2,713,565           2,637,057
     Less: Allowance for loan losses. . . . . . . . . .        (36,155)            (36,194)
-------------------------------------------------------------------------------------------
   Net loans. . . . . . . . . . . . . . . . . . . . . .      2,677,410           2,600,863
Bank premises and equipment, net. . . . . . . . . . . .        108,844             101,820
Accrued interest receivable . . . . . . . . . . . . . .         42,664              40,105
Intangible assets . . . . . . . . . . . . . . . . . . .        139,204              97,307
Other assets. . . . . . . . . . . . . . . . . . . . . .        118,473              99,977
-------------------------------------------------------------------------------------------
         Total assets . . . . . . . . . . . . . . . . .     $5,158,045          $4,855,526
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing. . . . . . . . . . . . . . . . .     $  686,120          $  597,333
     Interest-bearing . . . . . . . . . . . . . . . . .      3,568,596           3,022,001
-------------------------------------------------------------------------------------------
   Total deposits . . . . . . . . . . . . . . . . . . .      4,254,716           3,619,334
Federal funds purchased and securities sold under
   agreements to repurchase . . . . . . . . . . . . . .         86,616              43,002
Other short-term borrowings . . . . . . . . . . . . . .        184,493             230,571
Long-term debt. . . . . . . . . . . . . . . . . . . . .        119,529             116,476
Capital lease obligations . . . . . . . . . . . . . . .          5,004               5,209
Accrued interest payable. . . . . . . . . . . . . . . .         23,733              20,842
Other liabilities . . . . . . . . . . . . . . . . . . .         18,578             360,798
-------------------------------------------------------------------------------------------
   Total liabilities. . . . . . . . . . . . . . . . . .      4,692,669           4,396,232

Company-obligated mandatorily redeemable
     preferred securities of CFB Capital I & II . . . .        120,000             120,000
Shareholders' equity:
   Common stock . . . . . . . . . . . . . . . . . . . .            407                 204
   Capital surplus. . . . . . . . . . . . . . . . . . .        156,934             157,138
   Retained earnings. . . . . . . . . . . . . . . . . .        189,375             183,335
   Less cost of common stock in treasury -
          March 31, 1998 - 25,703 shares
          December 31, 1997 - 36,255 shares . . . . . .         (1,340)             (1,383)
-------------------------------------------------------------------------------------------
          Total shareholders' equity. . . . . . . . . .        345,376             339,294
-------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity. .     $5,158,045          $4,855,526
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

                           COMMUNITY FIRST BANKSHARES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                For the Three Months Ended
                                                                         March 31,
                                                                 ------------------------
(Dollars in thousands, except per share data)
(Unaudited)                                                      1998                1997
------------------------------------------------------------------------------------------
Interest income:
   Loans. . . . . . . . . . . . . . . . . . . . . . . .       $ 64,517            $ 46,799
   Investment securities. . . . . . . . . . . . . . . .         26,270              11,465
   Interest-bearing deposits. . . . . . . . . . . . . .             60                  45
    Federal funds sold and resale agreements. . . . . .            152                   0
------------------------------------------------------------------------------------------
   Total interest income. . . . . . . . . . . . . . . .         90,999              58,309
Interest expense:
   Deposits . . . . . . . . . . . . . . . . . . . . . .         34,881              21,166
   Short-term and other borrowings. . . . . . . . . . .          2,052               1,844
   Long-term debt . . . . . . . . . . . . . . . . . . .          2,114                 904
------------------------------------------------------------------------------------------
         Total interest expense . . . . . . . . . . . .         39,047              23,914
------------------------------------------------------------------------------------------
Net interest income . . . . . . . . . . . . . . . . . .         51,952              34,395
Provision for loan losses . . . . . . . . . . . . . . .          1,339               1,230
------------------------------------------------------------------------------------------
Net interest income after provision for loan losses . .         50,613              33,165
------------------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts. . . . . . . . .          5,716               3,505
   Fees from fiduciary activities . . . . . . . . . . .          1,174                 933
   Insurance commissions. . . . . . . . . . . . . . . .          1,479               1,205
   Net gain (loss) on sales of available-for-sale
      securities. . . . . . . . . . . . . . . . . . . .            476                  (3)
    Other . . . . . . . . . . . . . . . . . . . . . . .          3,503               1,398
------------------------------------------------------------------------------------------
         Total noninterest income:. . . . . . . . . . .         12,348               7,038
------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits . . . . . . . . . . .         21,484              13,529
   Net occupancy. . . . . . . . . . . . . . . . . . . .          7,507               3,849
   FDIC insurance . . . . . . . . . . . . . . . . . . .            174                  12
   Legal and accounting . . . . . . . . . . . . . . . .            541                 346
   Other professional service . . . . . . . . . . . . .            421                 447
   Data processing. . . . . . . . . . . . . . . . . . .            349                 277
   Acquisitions . . . . . . . . . . . . . . . . . . . .             52                  69
   Company-obligated mandatorily redeemable
      preferred securities of CFB Capital I & II. . . .          2,534                 814
   Amortization of intangibles. . . . . . . . . . . . .          2,361                 982
    Other . . . . . . . . . . . . . . . . . . . . . . .          8,259               4,624
------------------------------------------------------------------------------------------
   Total noninterest expense. . . . . . . . . . . . . .         43,682              24,949
Income from continuing operations before income
   taxes and extraordinary item . . . . . . . . . . . .         19,279              15,254
Provision for income taxes. . . . . . . . . . . . . . .          5,426               5,138
------------------------------------------------------------------------------------------
Income from continuing operations before
     extraordinary item . . . . . . . . . . . . . . . .         13,853              10,116
Discontinued operations:
   Income from operations of discontinued
      operations (less applicable income taxes) . . . .            (68)                681
------------------------------------------------------------------------------------------
Net income before extraordinary item. . . . . . . . . .         13,785              10,797
Extraordinary item:
   Loss from early extinguishment of debt . . . . . . .              0                (265)
------------------------------------------------------------------------------------------
Net income. . . . . . . . . . . . . . . . . . . . . . .       $ 13,785            $ 10,532
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                                                                For the Three Months Ended
                                                                         March 31,
                                                                 ------------------------
(Dollars in thousands, except per share data)
(Unaudited)                                                      1998                1997
------------------------------------------------------------------------------------------
Earnings per common and common equivalent share:
Basic income from continuing operations before
   extraordinary items. . . . . . . . . . . . . . . . .          $0.34               $0.29
Discontinued operations . . . . . . . . . . . . . . . .           0.00                0.02
Extraordinary item. . . . . . . . . . . . . . . . . . .          $0.00              ($0.01)
------------------------------------------------------------------------------------------
Basic net income. . . . . . . . . . . . . . . . . . . .          $0.34               $0.30
------------------------------------------------------------------------------------------
Diluted income from continuing operations before
   extraordinary items. . . . . . . . . . . . . . . . .          $0.33               $0.27
Discontinued operations . . . . . . . . . . . . . . . .           0.00                0.02
Extraordinary item. . . . . . . . . . . . . . . . . . .          $0.00              ($0.01)
------------------------------------------------------------------------------------------
Diluted net income. . . . . . . . . . . . . . . . . . .          $0.33               $0.28
------------------------------------------------------------------------------------------
Average common shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . . . . . . .     40,659,812          34,986,156
   Diluted. . . . . . . . . . . . . . . . . . . . . . .     41,397,456          37,727,816
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Dividend declared per common share. . . . . . . . . . .          $0.11               $0.08
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                           COMMUNITY FIRST BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Three Months Ended
                                                                         March 31,
                                                                 ------------------------
(In thousands)
(Unaudited)                                                      1998                1997
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . .      $  13,785           $  10,532
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses . . . . . . . . . . . .          1,339               1,230
      Depreciation. . . . . . . . . . . . . . . . . . .          3,240               1,911
      Amortization of intangibles . . . . . . . . . . .          2,361                 982
      Net of amortization of premiums & discounts
      on securities . . . . . . . . . . . . . . . . . .         (1,005)                241
      (Increase) decrease in interest receivable  . . .         (2,559)              2,582
      Increase (decrease) in interest payable . . . . .          2,891                (629)
      Other - net . . . . . . . . . . . . . . . . . . .        (44,665)             (8,849)
------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities. . . .        (24,613)              8,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits. . . . . .         (1,771)             (6,313)
   Purchases of available-for-sale securities . . . . .     (2,316,013)            (45,087)
   Maturities of available-for-sale securities. . . . .      1,742,864              32,874
   Sales of securities, net of gains. . . . . . . . . .         34,292               2,853
   Purchases of held-to-maturity securities . . . . . .         (1,168)             (9,467)
   Maturities of held-to-maturity securities. . . . . .          3,674               7,907
   Net increase in loans. . . . . . . . . . . . . . . .        (97,366)             57,980
   Net increase in bank premises and equipment. . . . .        (10,264)             (1,509)
   Net decrease in minority interest  . . . . . . . . .              0              (1,292)
------------------------------------------------------------------------------------------
Net cash used in investing activities . . . . . . . . .       (645,752)             37,946

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW
   accounts and savings accounts. . . . . . . . . . . .        391,667             (58,409)
Net increase in time accounts . . . . . . . . . . . . .        243,715              14,469
Net decrease in short-term & other borrowings . . . . .         (2,464)            (92,013)
Net increase (decrease) in long-term debt . . . . . . .          3,053             (28,106)
Net proceeds from issuance of Company-obligated
   mandatorily redeemable preferred securities
      of CFB Capital I. . . . . . . . . . . . . . . . .              0              60,000
Net proceeds from issuance of common stock. . . . . . .              0               1,067
Purchase of common stock held in treasury . . . . . . .         (3,039)               (524)
Conversion of preferred stock to common stock . . . . .              0                 (52)
Sale of common stock held in treasury . . . . . . . . .            721                 542
Common stock dividends paid . . . . . . . . . . . . . .         (4,471)             (2,754)
------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities. . . .        629,182            (105,780)
------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents . . . . . . .        (41,183)            (59,834)
Cash and cash equivalents at beginning of period. . . .        234,778             179,332
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period. . . . . . .      $ 193,595           $ 119,498
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                           COMMUNITY FIRST BANKSHARES, INC.

            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    MARCH 31, 1998


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

     On April 28, 1998, the shareholders approved a charter amendment that facilitated a two-for-one split of the Company common stock, in the form of a 100 percent dividend payable to shareholders of record on May 1, 1998 to be distributed on May 15, 1998. Accordingly, the consolidated financial information has been restated to reflect the impact of the two-for-one split on the common share, weighted average common share and basic and diluted earnings per share data.

     EARNINGS PER COMMON SHARE

     Basic earnings per common share is calculated by dividing net income applicable to common equity by the weighted average number of shares of common stock outstanding.

     Diluted earnings per common share is calculated by dividing net income applicable to common equity by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock outstanding is increased by the number of shares of common stock that would be issued assuming the exercise of stock options and warrants during each period. Such adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per share.

NOTE B - BUSINESS COMBINATIONS

     On January 23, 1998, the Company completed the purchase and assumption of approximately $730 million in assets and liabilities of 37 offices of Banc One Corporation located in Arizona, Colorado and Utah. The 25 Arizona and four Utah offices were merged into the Company's Arizona affiliate. The eight Colorado offices were merged into one of the Company's Colorado affiliates. The transaction was accounted for as a purchase of certain assets and assumption of certain liabilities and resulted in the recognition of a deposit based intangible of approximately $44 million.

NOTE C - SUBSEQUENT EVENTS

     On May 7, 1998, the Company issued approximately 568,000 shares of common stock to acquire FNB, Inc. ("FNB") a bank holding company with banks in Greeley, Colorado and Fort Collins, Colorado. At acquisition, FNB had approximately $120 million in assets and $109 million in deposits. The Company used the pooling of interests method to account for the transaction. This merger was not material to the Company's consolidated financial information or operating results. Accordingly, the Company's consolidated financial information has not been restated to reflect this merger. The operating results will be included in the Company's consolidated statements from the date of the merger.

     On April 30, 1998, the Company issued approximately 716,000 shares of common stock to acquire Pioneer Bank of Longmont ("Longmont"), Longmont, Colorado, with offices in Berthoud, Longmont, Lyons, and Niwot, Colorado. At acquisition, Pioneer had approximately $138 million in assets and $128 million in deposits. The Company used the pooling of interests method to account for the transaction. This merger was not material to the Company's consolidated financial information or operating results. Accordingly, the Company's consolidated financial information has not been restated to reflect this merger. The operating results will be included in the Company's consolidated statements from the date of the merger.

     On April 28, 1998, shareholders of the Company approved an increase in the authorized shares under the Restated Certificate of Incorporation. This increase facilitated a two-for-one split of the Company's common stock, in the form of a 100 percent stock dividend payable to shareholders of record on May 1, 1998 to be distributed on May 15, 1998.

     On April 3, 1998, the Company issued approximately 426,000 shares of common stock to acquire Community Bancorp., Inc. ("CBI"), the parent company of Community First National Bank, Thornton, Colorado, with two offices in Thornton, Colorado and one office in Arvada, Colorado. At acquisition, CBI had approximately $78 million in assets and $72 million in deposits. The Company used the pooling of interests method to account for the transaction. The merger was not material to the Company's consolidated financial information or operating results. Accordingly, the Company's consolidated financial information has not been restated to reflect this merger. The operating results will be included in the Company's consolidated statements from the date of the merger.

     On April 2, 1998, the Company signed a definitive agreement to acquire Western Bancshares of Las Cruces, Inc. ("Western"), the holding company for Western Bank, Las Cruces, New Mexico, through the issuance of Company common stock to holders of Western common stock. The transaction is expected to be completed during the third quarter of 1998 and is expected to be accounted for using the pooling of interests method of accounting. The merger will not be material to the Company's consolidated financial information or operating results. Accordingly, the Company's consolidated financial information will not be restated to reflect this merger. Western had assets of approximately $170 million and deposits of approximately $142 million as of March 31, 1998.

NOTE D - ACCOUNTING CHANGES

     REPORTING COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which prior to adoption was reported separately in shareholder's equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     During the first quarter of 1998 and 1997, total comprehensive income amounted to $12.6 million and $5.9 million, respectively.

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement no. 128, "Earnings Per Share", which the Company adopted on December 31, 1997. This Statement replaced the previous method of computing earnings per share with basic and diluted earnings per share and required restatement for all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The calculation of diluted earnings per share is similar to the previous diluted earnings per share. The adoption of SFAS 128 did not have a material impact on the calculation of earnings per share.

NOTE E - INVESTMENTS

     The following is a summary of available-for-sale and held-to-maturity securities at March 31, 1998 (in thousands):


                                                                        Available-for-Sale Securities
------------------------------------------------------------------------------------------------------------------------
                                                       Gross               Gross           Estimated
                                                   Amortized          Unrealized          Unrealized                Fair
                                                        Cost               Gains              Losses               Value
------------------------------------------------------------------------------------------------------------------------
United States Treasury. . . . . . . . . . . .    $   140,959            $  1,094             $   (92)        $   141,961
United States Government agencies . . . . . .        306,770               1,074                (787)            307,057
Mortgage-backed securities. . . . . . . . . .      1,073,399               7,716              (3,951)          1,077,164
Collateralized mortgage obligations . . . . .         97,349                 430                 (82)             97,697
State and Political Securities. . . . . . . .        127,254               2,364                (418)            129,200
Other securities. . . . . . . . . . . . . . .         56,931                  35                (146)             56,820
------------------------------------------------------------------------------------------------------------------------
 . . . . . . . . . . . . . . . . . . . . . . .    $ 1,802,662            $ 12,713             $(5,476)        $ 1,809,899
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

                                                                        Held-to-Maturity Securities
------------------------------------------------------------------------------------------------------------------------
                                                                           Gross               Gross           Estimated
                                                   Amortized          Unrealized          Unrealized                Fair
                                                        Cost               Gains              Losses               Value
------------------------------------------------------------------------------------------------------------------------
Other securities. . . . . . . . . . . . . . .         64,898                   -                   -              64,898
------------------------------------------------------------------------------------------------------------------------
 . . . . . . . . . . . . . . . . . . . . . . .      $  64,898                $  -                $  -           $  64,898
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


     Proceeds from the sale of available-for-sale securities during the three months ended March 31, 1998 and 1997, were $34,292,000 and $2,853,000, respectively. Gross gains of $477,000 and $2,000 were realized on sales during 1998 and 1997, respectively. Gross losses of $1,000 and $2,000 were realized on these sales during 1998 and 1997, respectively. Gains and losses at disposition of these securities were computed using the specific identification method.

NOTE F - LOANS

     The composition of the loan portfolio at March 31, 1998, was as follows (in thousands):

            Real estate. . . . . . . . . . . . . . . . . . .   $  1,230,589
            Commercial . . . . . . . . . . . . . . . . . . .        725,687
            Agricultural . . . . . . . . . . . . . . . . . .        261,091
            Consumer and other . . . . . . . . . . . . . . .        496,198
                                                               ------------
                                                   . . . . .      2,713,565
            Less allowance for loan losses . . . . . . . . .         36,155
                                                               ------------
            Net loans. . . . . . . . . . . . . . . . . . . .   $  2,677,410
                                                               ------------
                                                               ------------


NOTE G - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at March 31, 1998, were as follows (in thousands):


     Commitments to extend credit. . . . . . . . . . . . . .     $  474,025
     Letters of credit . . . . . . . . . . . . . . . . . . .         21,521

NOTE H - SUBORDINATED NOTES

     Long-term debt at March 31, 1998, included $60 million of 7.30% Subordinated Notes issued in June 1997. These notes are due June 30, 2004, with interest payable semi-annually. Long-term debt also included $12 million of 9.00% Subordinated Notes issued in July 1995, which are due August 15, 2005, with interest payable quarterly. At March 31, 1998, both issues, totaling $72 million, qualified as Tier 2 capital.

NOTE I - INCOME TAXES

     The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

                                              MARCH 31, 1998
                                              --------------
     35% of pretax income. . . . . . . . . . . . . . . . . .       $  6,748
     State income tax, net of federal tax benefit. . . . . .            106
     Tax-exempt interest . . . . . . . . . . . . . . . . . .         (1,537)
     Amortization of goodwill. . . . . . . . . . . . . . . .            260
     Other . . . . . . . . . . . . . . . . . . . . . . . . .           (151)
                                                                   --------
     Provision for income taxes. . . . . . . . . . . . . . .       $  5,426

NOTE J - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS


Three months ended March 31 (in thousands)                             1998           1997
------------------------------------------------------------------------------------------
Noncash transfers of held-to-maturity securities
     to available-for-sale securities. . . . . . . . . . . .      $ 113,075        $    37
Unrealized loss on available-for-sale securities . . . . . .          1,491          7,304
Conversion of preferred stock to common stock. . . . . . . .              -         22,937


NOTE K - CONTINGENT LIABILITIES

     As a result of certain legal proceedings related to the May 1995 purchase of a bank in Alliance, Nebraska, the Company retained a portion of the purchase price in the form of a contingency reserve. Upon resolution of various proceedings, associated balances may be remitted to the former Abbott Bank Group shareholders. At March 31, 1998, the reserve balance was $838,000. All remaining issues subject to the reserve are expected to be resolved during 1998. It is management's expectation that resolution of the remaining issues will not exceed the current reserve balance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following is a discussion of the Company's financial condition as of March 31, 1998, and December 31, 1997, and its results of operations for the three month periods ended March 31, 1998 and 1997. Each of the acquisitions described in the table below is reflected in the Company's results of operations for all periods following the acquisition and is reflected in the Company's statement of financial condition at all dates subsequent to the acquisition.

MERGER, ACQUISITION AND DIVESTITURE ACTIVITY

     The Company completed three acquisitions during 1997, and, as of March 31, 1998, the Company had four pending bank acquisitions. Each of these acquisitions has had, or will have, an effect upon the Company's results of operations and financial condition.

     During 1997, the Company made the following acquisitions of banks or associated holding companies:

                                                               Total Assets
                                                                 at Date of
          Month and                Holding Company or           Acquisition
            Year                    Location of Bank           (In Millions)
          ------------------------------------------------------------------
          December 1997            Gunnison, Colorado                 $  90
          November 1997            Phoenix, Arizona                      54
          July 1997                Cheyenne, Wyoming                  1,100


     On January 23, 1998, the Company completed the purchase and assumption of approximately $730 million in assets and liabilities of 37 offices of Banc One Corporation located in Arizona, Colorado, and Utah. The transaction was accounted for as a purchase of certain assets and assumption of certain liabilities and resulted in the recognition of a deposit based intangible of approximately $44 million.

     During 1997, the Company made the determination to dispose of its sub-prime lending affiliates, Mountain Parks Financial Services, Inc. ("MPFS") and Equity Lending, inc. ("ELI"). Both MPFS, which purchases auto contracts and ELI, which originates residential, non-conforming mortgages were acquired by the Company in December 1996 through the merger with Mountain Parks Financial Corporation. The Company has accounted for these entities as discontinued operations on the consolidated financial statements. At March 31, 1998, net assets of these entities of approximately $91 million has been included as an Other Asset. The Company recognized a loss of $68,000 and net income of $681,000 net of tax, from these entities for the periods ended March 31, 1998 and 1997, respectively. The Company does not expect to incur a loss upon the disposal of these businesses, nor during the period from April 1, 1998 through the date of disposal.

OVERVIEW

     For the three months ended March 31, 1998, net income was $13.8 million, an increase of $3.3 million, or 31.4%, from the $10.5 million earned during the 1997 period. The 1997 period included the effect of a $265,000 after tax extraordinary expense associated with the Company's early extinguishment of its $23 million in principal amount of 7.75% Subordinated Notes due April 2000, which were redeemed on March 31, 1997. The Company's basic earnings per common share for the first quarter of 1998 were $0.34 after the effect of the extraordinary item, compared to $0.30 in 1998. Diluted earnings per common share for the first quarter of 1998 were $0.33.

     Return on average assets was 1.12% for the first quarter of 1998, compared with 1.40% for the 1997 period. Return on average common shareholders' equity for the 1998 and 1997 periods was 16.52% and 18.77%, respectively. Principal factors contributing to these changes included incremental net noninterest expenses associated with the acquisition and integration of entities acquired during 1998 and 1997 and a decrease in net interest margin. The decrease in the net interest margin is principally due to the lower loan to deposit ratios at those institutions acquired in the Banc One and KeyBank transactions, which resulted in the Company having a greater percentage of its earning assets invested initially in lower yielding investment securities.

RESULTS OF OPERATIONS

     NET INTEREST INCOME

     Net interest income for the three months ended March 31, 1998, was $52.0 million, an increase of $17.6 million, or 51.2%, from the net interest income of $34.4 million earned during the 1997 period. The increase was principally due to the increased asset base associated with the acquisitions completed during 1998 and 1997 partially offset by a decrease in the net interest margin to 4.95% during the first quarter of 1998, from 5.27% during the 1997 period.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended March 31, 1998, was $1,339,000, an increase of $109,000, or 8.9%, from the $1,230,000 provision during the 1997 period. This increase reflects the Company's objective of maintaining adequate reserve levels in recognition of significant loan growth in the Company's subsidiaries, including those acquired in 1998 and 1997.

     NONINTEREST INCOME

     Noninterest income for the three months ended March 31, 1998, was $12.3 million, an increase of $5.3 million, or 75.7%, from the 1997 level of $7.0 million. The increase included an increase of $3.8 million earned by banks acquired in 1998 and 1997, a $249,000 increase in existing bank insurance commissions and an increase in other income of $987,000.

     NONINTEREST EXPENSE

     Noninterest expense for the three months ended March 31, 1998, was $43.7 million, an increase of $18.8 million, or 75.5%, from the level of $24.9 million during the 1997 period. The increase was principally due to an increase of $8.0 million, or 58.8%, in salaries and employee benefits, a significant portion resulting from banks acquired in 1998 and 1997. Net occupancy increased $3.7 million, or 97.4% from $3.8 million in the period ended March 31, 1997, to $7.5 million at the end of the current period, principally due to banks acquired in 1998 and 1997. Amortization of intangibles increased $1.4 million or 140%, from $1.0 million in the period ended March 31, 1997, to $2.4 million in the current period, due principally to 1998 and 1997 acquisitions. The first quarter of 1998 included $2.5 million in payments related to Company-obligated mandatorily redeemable preferred securities, an increase of $1.7 million from the first quarter of 1997, due to the increased principal amount.

     PROVISION FOR INCOME TAXES

     The provision for income taxes for the three months ended March 31, 1998, was $5.4 million, an increase of $288,000, or 5.6%, from the 1997 level of $5.1 million, due primarily to the increase in pre-tax income resulting from acquisitions completed since July 1997. The reduction in the effective tax rate results primarily from the realization of the effect of certain tax planning strategies.

     YEAR 2000 ISSUE

     The Company is evaluating the potential impact of what is commonly referred to as the "Year 2000" issue, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. If not corrected, these systems could fail or create erroneous results. The Company is in the process of determining which of its systems, if any, may present Year 2000 issues, the magnitude of these issues, and the steps that may be necessary to correct them. Therefore, the potential liabilities and costs associated with Year 2000 compliance cannot be estimated at this time. Regardless of the Year 2000 compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant. Such risks may include potential losses related to loans made to third parties whose businesses are adversely affected by the Year 2000 issue, the disruption or inaccuracy of data provided by non-Year 2000 compliant third parties and business disruption caused by the failure of service providers, such as security and data processing companies, to become Year 2000 compliant. Because of these uncertainties, there can be no assurance that the Year 2000 issue will not have a material financial impact in any future period.

FINANCIAL CONDITION

     LOANS

     Total loans were $2.7 billion at March 31, 1998 and $2.6 billion at December 31, 1997.

     The following table presents the Company's balance of each major category of loans:

                                                                  MARCH 31, 1998                       DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                                      PERCENT OF                              PERCENT OF
                                                    AMOUNT           TOTAL LOANS              AMOUNT         TOTAL LOANS
                                                    --------------------------------------------------------------------
                                                                             (DOLLARS IN THOUSANDS)
Loan category:
    Real estate. . . . . . . . . . . . . . .    $  1,230,589              45.35%        $  1,158,822              43.94%
    Commercial . . . . . . . . . . . . . . .         725,687              26.74%             708,084              26.85%
    Consumer and other . . . . . . . . . . .         496,198              18.29%             499,924              18.96%
    Agricultural . . . . . . . . . . . . . .         261,091               9.62%             270,227              10.25%
------------------------------------------------------------------------------------------------------------------------
    Total loans. . . . . . . . . . . . . . .       2,713,565             100.00%           2,637,057             100.00%
                                                                       ---------                               ---------
                                                                       ---------                               ---------
Less allowance for loan losses . . . . . . .          36,155                                  36,194
                                                ------------                            ------------
Total. . . . . . . . . . . . . . . . . . . .    $  2,677,410                            $  2,600,863
                                                ------------                            ------------
                                                ------------                            ------------

     NONPERFORMING ASSETS

     At March 31, 1998, nonperforming assets were $14.7 million, a decrease of $1.4 million, or 8.7%, from the $16.1 million level at December 31, 1997. The decrease was principally due to the Company's decision to return an agricultural real estate loan at the Nebraska affiliate to an accrual basis. At March 31, 1998, nonperforming loans as a percent of total loans was .40%, down from the December 31, 1997 level of .48%. OREO was $3.8 million at March 31, 1998, an increase of $377,000 from $3.4 million at December 31, 1997.

     Nonperforming assets of the Company are summarized in the following table:

                                                                  MARCH 31,        DECEMBER 31,
                                                                       1998                1997
                                                               --------------------------------
Loans:
     Nonaccrual loans . . . . . . . . . . . . . . . . . . .       $  10,772           $  12,507
     Restructured loans . . . . . . . . . . . . . . . . . .             123                 140
-----------------------------------------------------------------------------------------------
     Nonperforming loans. . . . . . . . . . . . . . . . . .          10,895              12,647

Other real estate owned . . . . . . . . . . . . . . . . . .           3,783               3,406
-----------------------------------------------------------------------------------------------

Nonperforming assets. . . . . . . . . . . . . . . . . . . .       $  14,678           $  16,053
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Loans 90 days or more past due but still accruing . . . . .       $   5,748           $   3,616
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans. . . . .             .40%                .48%
Nonperforming assets as a percentage of total assets. . . .             .28%                .33%
Nonperforming assets as a percentage of loans and OREO. . . .           .54%                .61%

     ALLOWANCE FOR LOAN LOSSES

     At March 31, 1998 and December 31, 1997, the allowance for loan losses was $36.2 million. Net charge-offs during the 1998 period were $411,000 more than those incurred during the three months ended March 31, 1997.

     At March 31, 1998, the allowance for loan losses as a percentage of total loans was 1.33%, a slight increase from the March 31, 1997, level of 1.31%. During the three months ended March 31, 1998, net charge-offs increased to $1.4 million. These charge-offs related to the Company's continued periodic review of the existing loan portfolios and an increase in charge-offs related to loan growth at the Company's subsidiaries, including those recently acquired.

     The following table sets forth the Company's allowance for loans losses:


                                                                               MARCH 31,
                                                                       1998              1997
                                                                    ---------------------------
(DOLLARS IN THOUSANDS)
Balance at beginning of period . . . . . . . . . . . . . . .      $  36,194           $  26,215
Discontinued operation adjustment. . . . . . . . . . . . . .             --                (345)
Charge-offs:
       Commercial. . . . . . . . . . . . . . . . . . . . . .            532                 764
       Real estate . . . . . . . . . . . . . . . . . . . . .            211                  29
       Agricultural. . . . . . . . . . . . . . . . . . . . .            141                  58
       Consumer and other. . . . . . . . . . . . . . . . . .          1,321                 623
-----------------------------------------------------------------------------------------------

                Total charge-offs. . . . . . . . . . . . . .          2,205               1,474
-----------------------------------------------------------------------------------------------

Recoveries:
       Commercial. . . . . . . . . . . . . . . . . . . . . .            300                 341
       Real estate . . . . . . . . . . . . . . . . . . . . .             11                   4
       Agricultural. . . . . . . . . . . . . . . . . . . . .            137                  29
       Consumer and other. . . . . . . . . . . . . . . . . .            379                 133
-----------------------------------------------------------------------------------------------
       Total recoveries. . . . . . . . . . . . . . . . . . .            827                 507

Net charge-offs. . . . . . . . . . . . . . . . . . . . . . .          1,378                 967
Provision charged to operations. . . . . . . . . . . . . . .          1,339               1,230
-----------------------------------------------------------------------------------------------

Balance at end of period . . . . . . . . . . . . . . . . . .      $  36,155           $  26,133
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Allowance as a percentage of total loans . . . . . . . . . .           1.33%               1.31%
Annualized net charge-offs to average
       loans outstanding . . . . . . . . . . . . . . . . . .           0.21%               0.20%


     INVESTMENTS

     The investment portfolio, including available-for-sale securities and held-to-maturity securities, increased $195 million, or 11.8%, to $1.9 billion at March 31, 1998, from $1.7 billion at December 31, 1997. At March 31, 1998, the investment portfolio represented 36.3% of total assets, compared with 34.6% at December 31, 1997. In addition to investment securities, the Company had investments in interest-bearing deposits of $3 million at March 31, 1998, a $2 million increase from the $1 million at December 31, 1997.

     DEPOSITS

     Total deposits were $4.3 billion at March 31, 1998, an increase of $636 million or 17.6% from $3.6 billion at December 31, 1997. Noninterest-bearing deposits at March 31, 1998, were $686 million, a decrease of $89 million, or 14.9%, from $597 million at December 31, 1997. The company's core deposits as a percent of total deposits were 88.8% and 89.0% as of March 31, 1998, and December 31, 1997, respectively. Interest-bearing deposits were $3.6 billion at March 31, 1998, an increase of $547 million, or 18.1% from the $3.0 billion at December 31, 1997.

     BORROWINGS

     Short-term borrowings of the Company were $184 million as of March 31, 1998, as compared to $231 million at December 31, 1997, a decrease of $47 million, or 20.3%.

     Long-term debt of the Company was $120 million as of March 31, 1998, an increase of $4 million, or 3.4%, from the $116 million as of December 31, 1997.

     CAPITAL MANAGEMENT

     Shareholders' equity increased $6 million, or 1.8%, to $345 million at March 31, 1998, from $339 million at December 31, 1997. At March 31, 1998, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 9.34%, 12.78%, and 6.24%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At March 31, 1998, the Company had risk-weighted assets of $3.4 billion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 1997.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings:

          None.

Item 2.   Changes in Securities:

          None.

Item 3.   Defaults upon Senior Securities:

          None.

Item 4.   Submission of Matters to a Vote of Security Holders:

          None.

Item 5.   Other Information:

          None.

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               Exhibit 3(i) Restated Certificate of Incorporation of the Registrant, as amended by a Certificate of Amendment filed with the Delaware Secretary of State on May 7, 1998.

               Exhibit 27.1 Restated Financial Data Schedule relating to Financial Statements at March 31, 1997,
                              June 30, 1997 and September 30, 1997

               Exhibit 27.2 Financial Data Schedule relating to Financial Statements at March 31, 1998

          (b)  Reports on Form 8-K:

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COMMUNITY FIRST BANKSHARES, INC.



Date: May 11, 1998            /s/ Mark A. Anderson
                              --------------------------------------------------
                              Mark A. Anderson
                              Executive Vice President, Chief Financial Officer,
                              Chief Information Officer, Treasurer,
                              Secretary (Principal Financial and
                              Accounting Officer)

                                    EXHIBIT INDEX




Exhibit No.                   Description
-----------                   -----------

    3(i)            Restated Certificate of Incorporation, as amended
   27.1             Restated Financial Data Schedule relating to Financial
                    Statements at March 31, 1997, June 30, 1997 and September
                    30, 1997
   27.2             Financial Data Schedule relating to Financial Statements at
                    March 31, 1998