Form 10-Q
period 1998-06-30
COMMUNITY FIRST BANKSHARES INC
filed 1998-08-14
CIK 857593

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended    June 30, 1998
                                          -----------------

                                OR


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______


                     Commission file number   0-19368
                                             ---------

                     COMMUNITY FIRST BANKSHARES, INC.
          (Exact name of registrant as specified in its charter)


                      Delaware                           46-0391436
          -------------------------------      --------------------------------
          (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)       Identification No.)


                  520 Main Avenue
                     Fargo, ND                              58124
          -------------------------------      --------------------------------
          (Address of principal                (Zip Code)
          executive offices)


                                    (701) 298-5600
                            --------------------------------
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

At August 12, 1998, 47,357,908 shares of Common Stock were outstanding.

                        COMMUNITY FIRST BANKSHARES, INC.

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1998

                                     INDEX

                                                                                PAGE
                                                                                ----
PART I - FINANCIAL INFORMATION:

     Item 1.   Condensed Consolidated Financial Statements and Notes . . . . .   3-10

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . .  11-17

     Item 3.   Quantitative and Qualitative Disclosure About Market Risk . . .     17


PART II - OTHER INFORMATION:

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .     18

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . .     18

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . .     18

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .     18

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .     18

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .     19

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

                           COMMUNITY FIRST BANKSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                June 30,      December 31,
(Dollars in thousands)                                                            1998            1997
                                                                              ------------    ------------
                                                                               (unaudited)

ASSETS
Cash and due from banks  . . . . . . . . . . . . . . . . . . . . . . . . . .   $   238,342    $   222,088

Federal funds sold and securities purchased under
  agreements to resell . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,935         12,690
Interest-bearing deposits  . . . . . . . . . . . . . . . . . . . . . . . . .        10,394          1,287
Available-for-sale securities  . . . . . . . . . . . . . . . . . . . . . . .     1,956,144      1,498,877
Held-to-maturity securities (fair value: 6/30/98 -
  $65,649, 12/31/97 - $182,335)  . . . . . . . . . . . . . . . . . . . . . .        65,649        180,512
Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,031,477      2,637,057
  Less: Allowance for loan losses  . . . . . . . . . . . . . . . . . . . . .       (37,841)       (36,194)
----------------------------------------------------------------------------------------------------------
    Net loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,993,636      2,600,863
Bank premises and equipment, net . . . . . . . . . . . . . . . . . . . . . .       119,868        101,820
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . . .        49,644         40,105
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44,182         99,977
Intangible Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       138,250         97,307
----------------------------------------------------------------------------------------------------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 5,636,044    $ 4,855,526
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   787,781    $   597,333
  Interest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,804,295      3,022,001
----------------------------------------------------------------------------------------------------------
    Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,592,076      3,619,334
Federal funds purchased and securities sold under
  agreements to repurchase . . . . . . . . . . . . . . . . . . . . . . . . .             0         43,002
Other short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . .       384,720        230,571
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       121,041        116,476
Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . . .         5,271          5,209
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . .        24,771         20,842
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,451        360,798
----------------------------------------------------------------------------------------------------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,144,330      4,396,232

Company-obligated mandatorily redeemable
  preferred securities of CFB Capital I & II . . . . . . . . . . . . . . . .       120,000        120,000
Shareholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           441            204
  Capital surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       173,558        157,138
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       203,110        183,335
  Less cost of common stock in treasury -
    June 30, 1998 - 220,344 shares
    December 31, 1997 - 36,255 shares. . . . . . . . . . . . . . . . . . . .        (5,395)        (1,383)
----------------------------------------------------------------------------------------------------------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .       371,714        339,294
----------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity . . . . . . . . . . . . . . .   $ 5,636,044    $ 4,855,526
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

                           COMMUNITY FIRST BANKSHARES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                            For the Three                   For the Six
                                                                            Months Ended                    Months Ended
(Dollars in thousands, except per share data)                           6/30/98         6/30/97         6/30/98        6/30/97
-------------------------------------------------------------------------------------------------------------------------------
Interest income:                                                       (Unaudited)                    (Unaudited)
  Loans . . .  . . . . . . . . . . . . . . . . . . . . . . .           $ 71,234        $ 47,902       $ 134,676       $ 94,133
  Investment securities. . . . . . . . . . . . . . . . . . .             31,804          11,946          59,149         23,979
  Interest-bearing deposits. . . . . . . . . . . . . . . . .                 19             300              79            345
  Federal funds sold and resale agreements . . . . . . . . .                328              24             480             24
-------------------------------------------------------------------------------------------------------------------------------
    Total interest income. . . . . . . . . . . . . . . . . .            103,385          60,172         194,384        118,481
Interest expense:
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . .             38,403          21,369          73,284         42,535
  Short-term and other borrowings. . . . . . . . . . . . . .              4,240           2,558           6,292          4,402
  Long-term debt . . . . . . . . . . . . . . . . . . . . . .              2,150             587           4,264          1,491
-------------------------------------------------------------------------------------------------------------------------------
    Total interest expense . . . . . . . . . . . . . . . . .             44,793          24,514          83,840         48,428
-------------------------------------------------------------------------------------------------------------------------------
Net interest income. . . . . . . . . . . . . . . . . . . . .             58,592          35,658         110,544         70,053
Provision for loan losses. . . . . . . . . . . . . . . . . .              1,566           2,486           2,905          3,716
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses. . . . .             57,026          33,172         107,639         66,337
-------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Service charges on deposit accounts. . . . . . . . . . . .              7,009           3,581          12,725          7,086
  Fees from fiduciary activities . . . . . . . . . . . . . .              1,190             919           2,364          1,852
  Insurance commissions. . . . . . . . . . . . . . . . . . .              1,771           1,429           3,250          2,634
  Net gain (loss) on sales of available-for-sale securities                 472              64             948             61
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .              4,532           4,330           8,035          5,728
-------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income:. . . . . . . . . . . . . . . .             14,974          10,323          27,322         17,361
-------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits . . . . . . . . . . . . . .             23,792          14,517          45,276         28,046
  Net occupancy  . . . . . . . . . . . . . . . . . . . . . .              8,065           3,955          15,572          7,804
  FDIC insurance . . . . . . . . . . . . . . . . . . . . . .                159              90             333            102
  Legal and accounting . . . . . . . . . . . . . . . . . . .                407             491             948            837
  Other professional service . . . . . . . . . . . . . . . .              1,078             629           1,499          1,076
  Data processing. . . . . . . . . . . . . . . . . . . . . .              1,435             408           1,784            685
  Acquisitions . . . . . . . . . . . . . . . . . . . . . . .                375               0             427             69
  Company-obligated mandatorily redeemable preferred
    securities of CFB Capital I & II . . . . . . . . . . . .              2,561           1,331           5,095          2,145
  Amortization of intangibles. . . . . . . . . . . . . . . .              2,714             859           5,075          1,841
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .             11,155           5,551          19,414         10,175
-------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense. . . . . . . . . . . . . . . .             51,741          27,831          95,423         52,780
Income from continuing operations before income
  taxes and extraordinary item . . . . . . . . . . . . . . .             20,259          15,664          39,538         30,918
Provision for income taxes . . . . . . . . . . . . . . . . .              6,137           5,140          11,563         10,278
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
  extraordinary item . . . . . . . . . . . . . . . . . . . .             14,122          10,524          27,975         20,640
Discontinued operations:
  Income from operations of discontinued operations
    (less applicable income taxes) . . . . . . . . . . . . .             (2,164)            611          (2,232)         1,292
  Loss on disposal of discontinued operations, including
    provision for operating losses during phase-out
    period (less applicable taxes) . . . . . . . . . . . . .             (1,676)              0          (1,676)             0
-------------------------------------------------------------------------------------------------------------------------------
Net income before extraordinary item . . . . . . . . . . . .             10,282          11,135          24,067         21,932
Extraordinary item:
  Loss from early extinguishment of debt . . . . . . . . . .                  0               0               0           (265)
-------------------------------------------------------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .           $ 10,282        $ 11,135        $ 24,067       $ 21,667
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

                                                                            For the Three                   For the Six
                                                                            Months Ended                    Months Ended
(Dollars in thousands, except per share data)                           6/30/98         6/30/97         6/30/98        6/30/97
-------------------------------------------------------------------------------------------------------------------------------
Earnings per common and common equivalent share:
Basic income from continuing operations before
  extraordinary items. . . . . . . . . . . . . . . . . . . .              $0.33           $0.28           $0.67          $0.57
Discontinued operations. . . . . . . . . . . . . . . . . . .              (0.09)           0.02           (0.09)          0.04
Extraordinary item . . . . . . . . . . . . . . . . . . . . .              $0.00           $0.00            0.00          (0.01)
-------------------------------------------------------------------------------------------------------------------------------
Basic net income . . . . . . . . . . . . . . . . . . . . . .              $0.24           $0.30           $0.58          $0.60
-------------------------------------------------------------------------------------------------------------------------------
Diluted income from continuing operations before
  extraordinary items. . . . . . . . . . . . . . . . . . . .              $0.33           $0.28           $0.66          $0.55
Discontinued operations. . . . . . . . . . . . . . . . . . .              (0.09)           0.01           (0.09)          0.04
Extraordinary item . . . . . . . . . . . . . . . . . . . . .              $0.00           $0.00            0.00          (0.01)
-------------------------------------------------------------------------------------------------------------------------------
Diluted net income . . . . . . . . . . . . . . . . . . . . .              $0.24           $0.29           $0.57          $0.58
-------------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding:
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . .         43,089,547      37,341,212      41,881,392     36,170,188
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . .         43,727,584      37,891,152      42,568,777     37,402,274
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Dividend declared per common share . . . . . . . . . . . . .              $0.11           $0.08           $0.22           $.16
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

                        COMMUNITY FIRST BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Six Months Ended
                                                                               June 30,
(In thousands)                                                        -------------------------
(Unaudited)                                                              1998           1997
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . .        $  24,067       $  21,667
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . . .            2,905           3,716
    Depreciation . . . . . . . . . . . . . . . . . . . . . . .            6,909           3,794
    Amortization of intangibles. . . . . . . . . . . . . . . .            5,075           1,860
    Net of amortization of premiums & discounts
      on securities. . . . . . . . . . . . . . . . . . . . . .             (743)             69
    Increase in interest receivable. . . . . . . . . . . . . .           (7,185)           (350)
    Increase (decrease) in interest payable. . . . . . . . . .            2,900          (1,057)
     Other - net . . . . . . . . . . . . . . . . . . . . . . .          (62,276)          1,698
------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities . . . . . . .          (28,348)         31,397

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition, net of cash acquired. . . . . . . . . . . . . .           35,428               0
  Net increase in interest-bearing deposits. . . . . . . . . .           (9,008)        (11,300)
  Purchases of available-for-sale securities . . . . . . . . .       (2,607,460)       (134,018)
  Maturities of available-for-sale securities. . . . . . . . .        1,874,555         125,269
  Sales of securities, net of gains. . . . . . . . . . . . . .           93,897          33,947
  Purchases of held-to-maturity securities . . . . . . . . . .           (1,961)        (21,874)
  Maturities of held-to-maturity securities. . . . . . . . . .            3,716          14,169
  Net increase in loans. . . . . . . . . . . . . . . . . . . .         (106,461)        (31,596)
  Net increase in bank premises and equipment. . . . . . . . .          (15,551)         (4,344)
  Net decrease in minority interest. . . . . . . . . . . . . .                0          (1,311)
------------------------------------------------------------------------------------------------
Net cash used in investing activities. . . . . . . . . . . . .         (732,845)        (31,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW
  accounts and savings accounts . .  . . . . . . . . . . . . .          387,522        (109,616)
Net increase in time accounts. . . . . . . . . . . . . . . . .          274,533          42,867
Net increase (decrease) in short-term & other borrowings . . .          110,671         (80,264)
Net increase in long-term debt . . . . . . . . . . . . . . . .            4,565          31,816
Net proceeds from issuance of Company-obligated mandatorily
  redeemable preferred securities of CFB Capital I . . . . . .                0          60,000
Net proceeds from issuance of common stock . . . . . . . . . .           24,529           1,067
Purchase of common stock held in treasury. . . . . . . . . . .           (8,875)           (870)
Conversion of preferred stock to common stock. . . . . . . . .                0             (52)
Sale of common stock held in treasury. . . . . . . . . . . . .            1,058             896
Common stock dividends paid. . . . . . . . . . . . . . . . . .           (9,311)         (5,758)
------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities . . . . . . .          784,692         (59,914)
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents . . . . .           23,499         (59,575)
Cash and cash equivalents at beginning of period . . . . . . .          234,778         179,332
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period . . . . . . . . . .        $ 258,277       $ 119,757
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

                         COMMUNITY FIRST BANKSHARES, INC.

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the "Company"), its wholly-owned data processing, credit origination, insurance agency and properties subsidiaries, and its thirteen majority-owned subsidiary banks, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

     On April 28, 1998, the shareholders approved a charter amendment that facilitated a two-for-one split of the Company's common stock, in the form of a 100 percent dividend payable to shareholders of record on May 1, 1998 and distributed on May 15, 1998. Accordingly, the historical consolidated financial information has been restated to reflect the impact of the two-for-one split on the common share, weighted average common share and basic and diluted earnings per share data.

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

NOTE B - BUSINESS COMBINATIONS AND DIVESTITURES

     On June 12, 1998, the Company, through its Colorado subsidiary, completed the sale of its office in Ault, Colorado. The Ault office was acquired on January 23, 1998 as part of the Company's purchase and assumption of 37 offices of Banc One Corporation located in Arizona, Colorado, and Utah. The transaction included the disposition of approximately $9 million in deposits.

     On May 7, 1998, the Company issued 1,135,406 shares of common stock to acquire FNB, Inc. ("FNB") a bank holding company with banks in Greeley, Colorado and Fort Collins, Colorado. At acquisition, FNB had approximately $120 million in assets and $109 million in deposits. The Company used the pooling of interests method to account for the transaction. This merger was not material to the Company's consolidated financial information or operating results. Accordingly, the Company's consolidated financial information has not been restated to reflect this merger. The operating results are included in the Company's consolidated statements from the date of the merger.

     On April 30, 1998, the Company issued approximately 1,432,000 shares of common stock to acquire Pioneer Bank of Longmont ("Pioneer"), Longmont, Colorado, with offices in Berthoud, Longmont, Lyons, and Niwot, Colorado. At acquisition, Pioneer had approximately $138 million in assets and $128 million in deposits. The Company used the pooling of interests method to account for the transaction. This merger was not material to the Company's consolidated financial information or operating results.

Accordingly, the Company's consolidated financial information has not been restated to reflect this merger. The operating results are included in the Company's consolidated statements from the date of the merger.

     On April 3, 1998, the Company issued approximately 852,000 shares of common stock to acquire Community Bancorp., Inc. ("CBI"), the parent company of Community First National Bank, Thornton, Colorado, with two offices in Thornton, Colorado and one office in Arvada, Colorado. At acquisition, CBI had approximately $78 million in assets and $72 million in deposits. The Company used the pooling of interests method to account for the transaction. The merger was not material to the Company's consolidated financial information or operating results. Accordingly, the Company's consolidated financial information has not been restated to reflect this merger. The operating results are included in the Company's consolidated statements from the date of the merger.

     On January 23, 1998, the Company completed the purchase and assumption of approximately $730 million in assets and liabilities of 37 offices of Banc One Corporation subsidiary banks located in Arizona, Colorado and Utah. The 25 Arizona and four Utah offices were merged into the Company's Arizona affiliate. The eight Colorado offices were merged into one of the Company's Colorado affiliates. The transaction was accounted for as a purchase of certain assets and assumption of certain liabilities and resulted in the recognition of a deposit based intangible of approximately $44 million.

NOTE C - SUBSEQUENT EVENTS

     On August 7, 1998, the Company issued approximately 1,526,000 shares of common stock to acquire Guardian Bancorp ("Guardian"), the holding company for Guardian State Bank, Salt Lake City, Utah, with offices in Salt Lake City and Sandy, Utah. At acquisition, Guardian had approximately $107 million in assets and $98 million in deposits. The Company used the pooling of interests method to account for the transaction. This merger was not material to the Company's consolidated financial information or operating results. Accordingly, the Company's consolidated financial information has not been restated to reflect this merger. The operating results will be included in the Company's consolidated statements from the date of the merger.

     In July 1998, the Company sold the operating assets of its two sub-prime lending subsidiaries. Seven loan production offices of Equity Lending, Inc. ("Equity Lending") were sold to FIRSTPLUS Financial Group, Inc., in a cash transaction on July 27, 1998. Servicing rights to the portfolio of automobile installment contracts originated by Mountain Parks Financial Services, Inc. ("Mountain Parks") were acquired by Cygnet Financial Services, Inc. on July 31, 1998. The Company retained approximately $50 million in loans originated by Equity Lending and servicing rights on an additional $100 million in Equity Lending loans sold to other parties. The Company also retained approximately $50 million in auto installment contracts originated by Mountain Parks. In addition to a $2.1 million operating loss in the second quarter, consisting of $707,000 attributed to quarterly operations and $1.4 million associated with one-time operating expenses related to preparing the subsidiaries for sale, the Company recognized a charge of $1.7 million for the quarter, which reflects the expected loss on disposition of the subsidiaries. Equity Lending which originates residential non-conforming mortgages and Mountain Parks, which purchases sub-prime auto installment contracts, were acquired in December 1996, as a result of the Company's merger with Mountain Parks Financial Corporation. The two companies were classified as discontinued operations on the Company's 1997 financial statements.

     On July 1, 1998, the Company issued approximately 1,932,000 shares of common stock to acquire Western Bancshares of Las Cruces, Inc. ("Western"), the holding company for Western Bank, Las Cruces, New Mexico, with offices in Anthony, Hatch, and Las Cruces, New Mexico. At acquisition, Western had approximately $159 million in assets and $136 million in deposits. The Company used the pooling of interests method to account for the transaction. This merger was not material to the Company's consolidated financial information or operating results. Accordingly, the Company's consolidated financial information has not been restated to reflect this merger. The operating results will be included in the Company's consolidated statements from the date of the merger.

NOTE D - ACCOUNTING CHANGES

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

     REPORTING COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which prior to adoption was reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     During the second quarter of 1998 and 1997, total comprehensive income amounted to $11.8 million and $15.6 million, respectively. Total comprehensive income as of June 30, 1998 and 1997 amounted to $24.3 million and $21.5 million, respectively.

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement no. 128, "Earnings Per Share", which the Company adopted on December 31, 1997. This Statement replaced the previous method of computing earnings per share with basic and diluted earnings per share and required restatement for all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The calculation of diluted earnings per share is similar to the previous diluted earnings per share. The adoption of Statement 128 did not have a material impact on the calculation of earnings per share.

NOTE E - INVESTMENTS

     The following is a summary of available-for-sale and held-to-maturity securities at June 30, 1998 (in thousands):

                                                           Available-for-Sale Securities
----------------------------------------------------------------------------------------------------
                                                     Gross         Gross     Estimated
                                                 Amortized    Unrealized    Unrealized          Fair
                                                      Cost         Gains        Losses         Value
----------------------------------------------------------------------------------------------------
United States Treasury . . . . . . . . . . .    $  138,982       $ 1,187        $   61    $  140,108
United States Government agencies. . . . . .       336,705         1,393           548       337,550
Mortgage-backed securities . . . . . . . . .     1,213,978         9,048         2,980     1,220,046
Collateralized mortgage obligations. . . . .        86,942           521            93        87,370
State and Political Securities . . . . . . .       124,107         2,230           332       126,005
Other securities . . . . . . . . . . . . . .        45,136            33           104        45,065
----------------------------------------------------------------------------------------------------
                                                $1,945,850       $14,412        $4,118    $1,956,144

                                                            Held-to-Maturity Securities
----------------------------------------------------------------------------------------------------
                                                                   Gross         Gross     Estimated
                                                 Amortized    Unrealized    Unrealized          Fair
                                                      Cost         Gains        Losses         Value
----------------------------------------------------------------------------------------------------
Other securities . . . . . . . . . . . . . .       65,649              -             -        65,649
----------------------------------------------------------------------------------------------------
                                                  $65,649       $      -      $      -       $65,649
                                                ----------------------------------------------------
                                                ----------------------------------------------------

     Proceeds from the sale of available-for-sale securities during the three months ended June 30, 1998 and 1997, were $60,077,000 and $31,156,000, respectively. Gross gains of $475,000 and $110,000 were realized on sales during 1998 and 1997, respectively. Gross losses of $3,000 and $48,000 were realized on these sales during 1998 and 1997, respectively. Gains and losses on disposition of these securities were computed using the specific identification method.

NOTE F - LOANS

     The composition of the loan portfolio at June 30, 1998, was as follows (in thousands):

     Real estate . . . . . . . . . . . . . . . . . . . . . .    $1,358,786
     Commercial. . . . . . . . . . . . . . . . . . . . . . .       841,666
     Agricultural. . . . . . . . . . . . . . . . . . . . . .       295,531
     Consumer and other. . . . . . . . . . . . . . . . . . .       535,494
                                                                ----------
                                                                 3,031,477
     Less allowance for loan losses. . . . . . . . . . . . .        37,841
                                                                ----------
        Net loans. . . . . . . . . . . . . . . . . . . . . .    $2,993,636
                                                                ----------
                                                                ----------

NOTE G - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at June 30, 1998, were as follows (in thousands):

     Commitments to extend credit. . . . . . . . . . . . . .      $607,560
     Letters of credit . . . . . . . . . . . . . . . . . . .        24,631

NOTE H - SUBORDINATED NOTES

     Long-term debt at June 30, 1998, included $60 million of 7.30% Subordinated Notes issued in June 1997. These notes are due June 30, 2004, with interest payable semi-annually. Long-term debt also included $12 million of 9.00% Subordinated Notes issued in July 1995, which are due August 15, 2005, with interest payable quarterly. At June 30, 1998, both issues, totaling $72 million, qualified as Tier 2 capital.

NOTE I - INCOME TAXES

     The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

                                                                   June 30, 1998
                                                                   -------------
     35% of pretax income. . . . . . . . . . . . . . . . . .           $ 13,838
     State income tax, net of federal tax benefit. . . . . .               (241)
     Tax-exempt interest . . . . . . . . . . . . . . . . . .             (1,799)
     Amortization of goodwill. . . . . . . . . . . . . . . .                437
     Other . . . . . . . . . . . . . . . . . . . . . . . . .               (672)
                                                                   -------------
     Provision for income taxes. . . . . . . . . . . . . . .           $ 11,563
                                                                   -------------
                                                                   -------------

NOTE J - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS


Six months ended June 30 (in thousands)                                    1998              1997
--------------------------------------------------------------------------------------------------
Noncash transfers of held-to-maturity securities
  to available-for-sale securities . . . . . . . . . . . . .          $ 130,845          $     37
Unrealized gain (loss) on available-for-sale securities. . .              1,566              (326)
Conversion of preferred stock to common stock. . . . . . . .                  -            22,937

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BASIS OF PRESENTATION

     The following is a discussion of the Company's financial condition as of June 30, 1998, and December 31, 1997, and its results of operations for the three and six month periods ended June 30, 1998 and 1997. Each of the acquisitions described in the table below is reflected in the Company's results of operations for all periods following the acquisition and is reflected in the Company's statement of financial condition at all dates subsequent to the acquisition.

MERGER, ACQUISITION AND DIVESTITURE ACTIVITY

     The Company completed three acquisitions during the first six months of 1998. As of June 30, 1998, the Company had two pending bank acquisitions, both of which have been completed in the third quarter of 1998. The Company completed three acquisitions during 1997. Each of these acquisitions has had, or will have, an effect upon the Company's results of operations and financial condition.

     During the first six months of 1998 and the year of 1997, the Company made the following acquisitions of banks or associated holding companies:

                                                                 Total Assets
                                                                  at Date of
     Month and               Holding Company or                   Acquisition
       Year                   Location of Bank                   (In Millions)
     -------------------------------------------------------------------------
     May, 1998               FNB, Inc., Colorado                    $   120
     April, 1998             Longmont, Colorado                         138
     April, 1998             Thornton, Colorado                          78
     December 1997           Gunnison, Colorado                          90
     November 1997           Phoenix, Arizona                            54
     July 1997               Cheyenne, Wyoming                        1,100

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

     During 1997, the Company made the determination to dispose of its sub-prime lending affiliates, Mountain Parks Financial Services, Inc. ("Mountain Parks") and Equity Lending, Inc. ("Equity Lending"). These dispositions were subsequently completed in July 1998. Both Mountain Parks, which purchases auto contracts and Equity Lending, which originates residential, non-conforming mortgages were acquired by the Company in December 1996 through the merger with Mountain Parks Financial Corporation. The Company has accounted for these entities as discontinued operations on the consolidated financial statements. At June 30, 1998, net assets of these entities of approximately $3 million have been included as a component of Other Assets. The Company recognized a loss of $2.1 million and net income of $611,000 net of tax, from these entities for the three month periods ended June 30, 1998 and 1997, respectively.

OVERVIEW

     For the three months ended June 30, 1998, net income was $10.3 million, a decrease of $853,000, or 7.7%, from the $11.1 million earned during the 1997 period. The Company's basic earnings per common share for the second quarter of 1998 were $0.24, compared to $0.30 in 1997. Diluted earnings per common share for the second quarter of 1998 were $0.24.

     Return on average assets was .76% for the second quarter of 1998, compared with 1.48% for the 1997 period. Return on average common shareholders' equity for the 1998 and 1997 periods was 11.66% and 17.76%, respectively. Principal factors contributing to these changes included the one time charges associated with the sale of the Company's sub-prime lending affiliates; incremental net noninterest expenses associated with the acquisition and integration of entities acquired during 1998 and 1997; and a decrease in net interest margin. The decrease in the net interest margin is principally due to the lower loan to deposit ratios at those institutions acquired in the Banc One and KeyBank transactions, which resulted in the Company having a greater percentage of its earning assets invested initially in lower yielding investment securities.

     For the six months ended June 30, 1998, net income was $24.1 million, an increase of $2.4 million, or 11.1%, from the $21.7 million earned during the 1997 period. This included the effect of a $265,000 after tax extraordinary expense associated with the Company's early extinguishment of its $23 million in principal amount of 7.75% Subordinated Notes due April 2000, which were redeemed on March 31, 1997. Basic earnings per common share for the six months ended June 30, 1998, were $0.58, compared to $0.60 in 1997. Diluted earnings per common share for the six months ended June 30, 1998 were $0.57.

     Return on average assets and return on common equity for the six months ended June 30, 1998 were .94% and 14.14%, respectively, as compared to the 1997 ratios of 1.45% and 18.22%, respectively.

RESULTS OF OPERATIONS

     NET INTEREST INCOME

     Net interest income for the three months ended June 30, 1998, was $58.6 million, an increase of $22.9 million, or 64.1%, from the net interest income of $35.7 million earned during the 1997 period. The increase was principally due to the increased asset base associated with the acquisitions completed during 1998 and 1997, partially offset by a decrease in the net interest margin to 4.90% during the second quarter of 1998, from 5.34% during the 1997 period.

     Net interest income for the six months ended June 30, 1998 was $110.5 million, an increase of $40.4 million, or 57.6% from interest income of $70.1 million earned during the 1997 period.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended June 30, 1998, was $1.6 million, a decrease of $920,000, or 37.0%, from the $2.5 million provision during the 1997 period. This decrease reflects the effect of the Company's decision to record the sub-prime lending affiliates as discontinued operations and the Company's objective of maintaining adequate reserve levels in recognition of significant loan growth in the Company's subsidiaries, including those acquired in 1998 and 1997.

     NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 1998, was $15.0 million, an increase of $4.7 million, or 45.6%, from the 1997 level of $10.3 million. The increase included an increase of $4.7 million earned by banks acquired in 1998 and 1997, partially offset by a decrease in other income of $852,000.

     Noninterest income for the six months ended June 30, 1998, was $27.3 million, an increase of $9.9 million, or 56.9% from the 1997 level of $17.4 million. The increase was due to a $5.6 million increase in deposit service charges, of which $5.4 million was in banks acquired in 1998 and 1997. In addition, insurance commissions increased $616,000, trust fees increased $512,000 and other income increased $2.3 million, which was due primarily to banks acquired in 1998 and 1997.

     NONINTEREST EXPENSE

     Noninterest expense for the three months ended June 30, 1998, was $51.7 million, an increase of $23.9 million, or 86.0%, from the level of $27.8 million during the 1997 period. The increase was principally due to an increase of $9.3 million, or 63.9%, in salaries and employee benefits, a significant portion resulting from banks acquired in 1998 and 1997. Net occupancy increased $4.1 million, or 102.5% from $4.0 million in the period ended June 30, 1997, to $8.1 million at the end of the current period, principally due to banks acquired in 1998 and 1997. Amortization of intangibles increased $1.9 million or 216%, from $859,000 in the period ended June 30, 1997, to $2.7 million in the current period, due principally to 1998 and 1997 acquisitions. The second quarter of 1998 included $2.6 million in payments related to Company-obligated mandatorily redeemable preferred securities, an increase of $1.3 million from the second quarter of 1997, due to the increased principal amount.

     Noninterest expense for the six months ended June 30, 1998 was $95.4 million, an increase of $42.6 million, or 80.7%, from $52.8 million during the 1997 period. The increase was principally due to a $17.2 million increase in salaries and employee benefits, which included $13.2 million at banks acquired during 1998 and 1997. In addition, net occupancy increased $7.8 million, which included $4.2 million at banks acquired in 1998 and 1997. The 1998 period included $5.1 million in expenses related to the $120 million Company-obligated mandatorily redeemable preferred securities of CFB Capital I and II. The 1997 period included $2.1 million in expenses related to the $60 million Company-obligated mandatorily redeemable preferred securities of CFB Capital I. Amortization of intangibles increased $3.3 million or 183.3% from $1.8 million during the period ended June 30, 1997, to $5.1 million during the current period, due primarily to 1998 and 1997 acquisitions.

     PROVISION FOR INCOME TAXES

     The provision for income taxes for the three months ended June 30, 1998, was $6.1 million, an increase of $1.0 million, or 19.6%, from the 1997 level of $5.1 million, due primarily to the increase in pre-tax income resulting from acquisitions completed since July 1997. The reduction in the effective tax rate results primarily from the realization of the effect of certain tax planning strategies.

     The provision for income taxes for the six months ended June 30, 1998 was $11.6 million, an increase of $1.3 million, or 12.6%, from the 1997 level of $10.3 million, due to the increase in the level of pretax income.

YEAR 2000 ISSUE

     The Company is evaluating the potential impact of what is commonly referred to as the "Year 2000" issue, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. If not corrected, these systems could fail or create erroneous results. The Company has established a dedicated Year 2000 Team working with every operational area throughout the Company, and this team has worked with management to commence the following steps: (i) implementing a Year 2000 Assessment and Testing Plan for all items that may be affected by the Year 2000 date change; (ii) working with many loan customers to help them understand the impact of the Year 2000 on their business; (iii) communicating with third parties that interact with the Company to ensure they are addressing the Year 2000 issue; (iv) communicating with hardware and software suppliers to ensure Year 2000 compliance among their products; and (v) contingency and disaster recovery planning to ensure Year 2000 problem resolution. The Company has identified and tested the applications it believes are mission critical, and the test results indicated that these systems are Year 2000 compliant. The Company expects to complete testing and establish compliance with respect to all of its applications by December 31, 1998, subject to possible equipment upgrades during 1999 and ongoing communications with third parties. Regardless of the Year 2000 compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant. Such risks may include potential losses related to loans made to third parties whose businesses are adversely affected by the Year 2000 issue, the disruption or inaccuracy of data provided by non-Year 2000 compliant third parties and business disruption caused by the failure of service providers, such as security and data processing companies, to become Year 2000 compliant. Because of these uncertainties, there can be no assurance that the Year 2000 issue will not have a material financial impact in any future period.

     The Company estimates that its direct costs for Year 2000 compliance will consist of up to $100,000 related to writeoffs of non-compliant equipment, up to $100,000 per year in costs of dedicated staff, and up to $200,000 per year for costs related to other staff time devoted to Year 2000 compliance. The Company also expects capital expenditures of up to $1 million for equipment and software upgrades related to compliance. Costs and capital expenditures in these areas have not been material for historical periods.

     Statements in this section which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding the timetable for Year 2000 compliance, the Company's costs and capital expenditures, the success of the Company's and others' efforts to achieve compliance, and the effects of the Year 2000 issue on the Company's future financial condition and results of operations. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important factors, among others, could affect the accuracy of these statements: (i) the inherent uncertainty of the costs and timing of achieving compliance on the wide variety of systems used by the Company and its subsidiaries, (ii) the reliance on the efforts of vendors, customers, government agencies and other third parties to achieve adequate compliance and avoid disruption of the Company's business in early 2000 and
(iii) the uncertainty of the ultimate costs and consequences of any unanticipated disruption in the Company's business resulting from the failure of one of the Company's applications or of a third party's systems. The foregoing list is not exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

     LOANS

     Total loans were $3.0 billion at June 30, 1998 and $2.6 billion at December 31, 1997.

     The following table presents the Company's balance of each major category of loans:

                                                    June 30, 1998                December 31, 1997
     ------------------------------------------------------------------------------------------------
                                                            Percent of                     Percent of
                                                 Amount    Total Loans        Amount      Total Loans
                                              -------------------------------------------------------
Loan category:                                                (Dollars in Thousands)
Loan category:
  Real estate . . . . . . . . . . . . . .     $ 1,358,786       44.82%     $ 1,158,822         43.94%
  Commercial. . . . . . . . . . . . . . .         841,666       27.76%         708,084         26.85%
  Consumer and other. . . . . . . . . . .         535,494       17.67%         499,924         18.96%
  Agricultural. . . . . . . . . . . . . .         295,531        9.75%         270,227         10.25%
-----------------------------------------------------------------------------------------------------
Total loans . . . . . . . . . . . . . . .       3,031,477      100.00%       2,637,057        100.00%
                                                               -------                        -------
                                                               -------                        -------
Less allowance for loan losses. . . . . .          37,841                       36,194
                                              -----------                  -----------
Total                                         $ 2,993,636                  $ 2,600,863
                                              -----------                  -----------
                                              -----------                  -----------

     NONPERFORMING ASSETS

     At June 30, 1998, nonperforming assets were $13.0 million, a decrease of $3.1 million, or 19.3%, from the $16.1 million level at December 31, 1997. The decrease was principally due to the Company's decision to return an agricultural real estate loan at the Nebraska affiliate to accrual basis and the disposition of one other real estate property at the Wyoming affiliate. At June 30, 1998, nonperforming loans as a percent of total loans was .33%, down from the December 31, 1997 level of .48%. OREO was $2.9 million at June 30, 1998, a decrease of $520,000 from $3.4 million at December 31, 1997.

     Nonperforming assets of the Company are summarized in the following table:

                                                                 June 30,    December 31,
                                                                     1998            1997
                                                                -------------------------
Loans:
  Nonaccrual loans. . . . . . . . . . . . . . . . . . . . .     $ 10,023         $ 12,507
  Restructured loans. . . . . . . . . . . . . . . . . . . .          105              140
-----------------------------------------------------------------------------------------
  Nonperforming loans . . . . . . . . . . . . . . . . . . .       10,128           12,647
Other real estate owned . . . . . . . . . . . . . . . . . .        2,886            3,406
-----------------------------------------------------------------------------------------
Nonperforming assets. . . . . . . . . . . . . . . . . . . .     $ 13,014         $ 16,053
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Loans 90 days or more past due but still accruing . . . . .     $  3,637         $  3,616
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans. . . . .         .33%             .48%
Nonperforming assets as a percentage of total assets. . . .         .23%             .33%
Nonperforming assets as a percentage of loans and OREO. . .         .43%             .61%

     ALLOWANCE FOR LOAN LOSSES

     At June 30, 1998 and June 30, 1997, the allowance for loan losses was $37.8 million and $28.2 million, respectively. Net charge-offs during the 1998 period were $1.8 million more than those incurred during the six months ended June 30, 1997.

     At June 30, 1998, the allowance for loan losses as a percentage of total loans was 1.25%, a slight decrease from the June 30, 1997, level of 1.35%. During the six months ended June 30, 1998, net charge-offs increased to $3.2 million. These charge-offs related to the Company's continued periodic review of the existing loan portfolios and an increase in charge-offs related to loan growth at the Company's subsidiaries, including those recently acquired.

     The following table sets forth the Company's allowance for loans losses:

                                                                 June 30
                                                           1998           1997
                                                        ------------------------
(Dollars in Thousands)
Balance at beginning of period . . . . . . . . . .      $ 36,194       $ 26,215
Discontinued operation adjustment. . . . . . . . .         1,983           (345)
Charge-offs:
  Commercial . . . . . . . . . . . . . . . . . . .         1,443            814
  Real estate. . . . . . . . . . . . . . . . . . .           295             68
  Agricultural . . . . . . . . . . . . . . . . . .           317            172
  Consumer and other . . . . . . . . . . . . . . .         2,814          1,406
--------------------------------------------------------------------------------
    Total charge-offs. . . . . . . . . . . . . . .         4,869          2,460
--------------------------------------------------------------------------------
Recoveries:
  Commercial . . . . . . . . . . . . . . . . . . .           511            494
  Real estate. . . . . . . . . . . . . . . . . . .           130            112
  Agricultural . . . . . . . . . . . . . . . . . .           203             62
  Consumer and other . . . . . . . . . . . . . . .           784            386
--------------------------------------------------------------------------------
    Total recoveries . . . . . . . . . . . . . . .         1,628          1,054
Net charge-offs. . . . . . . . . . . . . . . . . .         3,241          1,406
Provision charged to operations. . . . . . . . . .         2,905          3,716
--------------------------------------------------------------------------------
Balance at end of period . . . . . . . . . . . . .      $ 37,841       $ 28,180
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Allowance as a percentage of total loans . . . . .         1.25%          1.35%
Annualized net charge-offs to average
  loans outstanding. . . . . . . . . . . . . . . .         0.23%          0.14%

     INVESTMENTS

     The investment portfolio, including available-for-sale securities and held-to-maturity securities, increased $342 million, or 17.6%, to $2.0 billion at June 30, 1998, from $1.7 billion at December 31, 1997. At June 30, 1998, the investment portfolio represented 35.9% of total assets, compared with 34.6% at December 31, 1997. In addition to investment securities, the Company had investments in interest-bearing deposits of $10 million at June 30, 1998, a $9 million increase from the $1 million at December 31, 1997.

     DEPOSITS

     Total deposits were $4.6 billion at June 30, 1998, an increase of $1 billion or 27.8% from $3.6 billion at December 31, 1997. Noninterest-bearing deposits at June 30, 1998, were $788 million, an increase of $191 million, or 32.0%, from $597 million at December 31, 1997. The company's core deposits as a percent of total deposits were 88.4% and 89.0% as of June 30, 1998, and December 31, 1997, respectively. Interest-bearing deposits were $3.8 billion at June 30, 1998, an increase of $782 million, or 25.9% from the $3.0 billion at December 31, 1997.

     BORROWINGS

     Short-term borrowings of the Company were $385 million as of June 30, 1998, as compared to $231 million at December 31, 1997, an increase of $154 million, or 66.7%.

     Long-term debt of the Company was $121 million as of June 30, 1998, an increase of $5 million, or 4.3%, from the $116 million as of December 31, 1997.

     CAPITAL MANAGEMENT

     Shareholders' equity increased $33 million, or 9.7%, to $372 million at June 30, 1998, from $339 million at December 31, 1997. At June 30, 1998, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 9.05%, 11.95%, and 6.27%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At June 30, 1998, the Company had risk-weighted assets of $3.8 billion.

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

          None.

Item 3.   Defaults upon Senior Securities:

          None.

Item 4.   Submission of Matters to a Vote of Security Holders:

          The Company held its Annual Meeting of Shareholders on April 28, 1998. The shareholders took the following actions:

          (i) The shareholders elected ten directors to hold office until the next Annual Meeting of Shareholders or until their successors are elected. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

                                              Votes For    Votes Withheld
                                             ----------    --------------
               Patricia A. Adam              17,363,054       125,685
               James T. Anderson             17,365,437       123,302
               Patrick E. Benedict           17,363,225       125,514
               Patrick Delaney               17,319,230       169,509
               John H. Flittie               17,366,184       122,555
               Darrell G. Knudson            17,253,384       235,355
               Dennis M. Mathisen            17,360,608       128,131
               Donald R. Mengedoth           17,361,218       127,521
               Thomas C. Wold                17,319,794       168,945
               Harvey L. Wollman             17,364,725       124,014

          (ii) The shareholders ratified and approved an amendment to the Company's Restated and Amended Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock from 30,000,000 to 80,000,000 shares. 17,096,902 votes were cast for the resolution; 289,911 votes were cast against the resolution; and 101,925 votes abstained.

          (iii) The shareholders ratified and approved the election of Ernst & Young LLP as the independent public accountants for the Company for the current fiscal year. 17,411,156 votes were cast for the resolution; 38,019 votes were cast against the resolution; and 39,564 votes abstained.

Item 5.   Other Information:

          The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is December 15, 1998. Additionally, if the Company receives notice of a shareholder proposal after January 23, 1999, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of

Shareholders may exercise discretionary voting power with respect to such proposal.


Item 6.   Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

          Exhibit 27.1                            Financial Data Schedule

     (b)  Reports on Form 8-K:

          None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMMUNITY FIRST BANKSHARES, INC.



Date: August 13, 1998
                             /s/ Mark A. Anderson
                             --------------------------------------------------
                             Mark A. Anderson
                             Executive Vice President, Chief Financial Officer, Chief Information Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)