Form 10-Q
period 1998-09-30
COMMUNITY FIRST BANKSHARES INC
filed 1998-11-12
CIK 857593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___________ to ___________


                         Commission file number 0-19368


                        COMMUNITY FIRST BANKSHARES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                  46-0391436
  ------------------------------         ------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


         520 Main Avenue
             Fargo, ND                                        58124
  ----------------------------------------             ---------------------
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

At November 9, 1998, 47,196,422 shares of Common Stock were outstanding.

                        COMMUNITY FIRST BANKSHARES, INC.

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


                                                                                      PAGE
PART I -  FINANCIAL INFORMATION:                                                      ----

          Item 1.  Condensed Consolidated Financial Statements and Notes ...........   3-10

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..............................  11-17

          Item 3.  Quantitative and Qualitative Disclosure About Market Risk .......     18


PART II - OTHER INFORMATION:

          Item 1.  Legal Proceedings................................................     19

          Item 2.  Changes in Securities............................................     19

          Item 3.  Defaults Upon Senior Securities..................................     19

          Item 4.  Submission of Matters to a Vote of Security Holders .............     19

          Item 5.  Other Information................................................     19

          Item 6.  Exhibits and Reports on Form 8-K.................................     19

SIGNATURES..........................................................................     20

                        COMMUNITY FIRST BANKSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                             September 30,         December 31,
(Dollars in thousands)                                           1998                 1997
----------------------                                       -------------         ------------
                                                              (unaudited)
ASSETS
Cash and due from banks ..................................    $  216,826            $  222,088

Federal funds sold and securities purchased under
    agreements to resell .................................        40,990                12,690
Interest-bearing deposits ................................         7,482                 1,287
Available-for-sale securities ............................     1,940,993             1,498,877
Held-to-maturity securities (fair value: 9/30/98 -
    $69,399, 12/31/97 - $182,335) ........................        69,399               180,512
Loans ....................................................     3,387,246             2,637,057
     Less: Allowance for loan losses .....................       (45,567)              (36,194)
                                                              ----------            ----------
         Net loans .......................................     3,341,679             2,600,863
Bank premises and equipment, net .........................       124,829               101,820
Accrued interest receivable ..............................        57,207                40,105
Other Assets .............................................        44,550                99,977
Intangible Assets ........................................       137,194                97,307
                                                              ----------            ----------
         Total assets ....................................    $5,981,149            $4,855,526
                                                              ----------            ----------
                                                              ----------            ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing ..................................    $  833,491            $  597,333
     Interest-bearing ....................................     3,995,670             3,022,001
                                                              ----------            ----------
         Total deposits ..................................     4,829,161             3,619,334
Federal funds purchased and securities sold under
    agreements to repurchase .............................       116,848                43,002
Other short-term borrowings ..............................       319,912               230,571
Long-term debt ...........................................       119,280               116,476
Capital lease obligations ................................         5,752                 5,209
Accrued interest payable .................................        28,393                20,842
Other liabilities ........................................        25,089               360,798
                                                              ----------            ----------
         Total liabilities ...............................     5,444,435             4,396,232

Company-obligated mandatorily redeemable
     preferred securities of CFB Capital I & II ..........       120,000               120,000
Shareholders' equity:
    Common stock .........................................           477                   204
    Capital surplus ......................................       187,789               157,138
    Retained earnings ....................................       238,262               183,335
    Less cost of common stock in treasury -
          September 30, 1998 - 448,145 shares
          December 31, 1997 - 36,255 shares ..............        (9,814)               (1,383)
                                                              ----------            ----------
          Total shareholders' equity .....................       416,714               339,294
                                                              ----------            ----------
          Total liabilities and shareholders' equity .....    $5,981,149            $4,855,526
                                                              ----------            ----------
                                                              ----------            ----------

                        COMMUNITY FIRST BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                          For the Three                      For the Nine
                                                                           Months Ended                      Months Ended
(Dollars in thousands, except per share data)                         9/30/98         9/30/97          9/30/98           9/30/97
---------------------------------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)                     (Unaudited)
Interest income:
    Loans ......................................................    $  84,471        $  60,431        $ 221,293         $ 155,748
    Investment securities ......................................       31,876           16,697           88,879            39,492
    Interest-bearing deposits ..................................          125              138              204               483
    Federal funds sold and resale agreements ...................          639              143            1,119               167
                                                                    ---------        ---------        ---------         ---------
         Total interest income .................................      117,111           77,409          311,495           195,890
Interest expense:
    Deposits ...................................................       41,001           29,292          114,285            71,827
    Short-term and other borrowings ............................        7,031            1,982           13,323             6,384
    Long-term debt .............................................        2,159            2,224            6,423             3,715
                                                                    ---------        ---------        ---------         ---------
         Total interest expense ................................       50,191           33,498          134,031            81,926
                                                                    ---------        ---------        ---------         ---------
Net interest income ............................................       66,920           43,911          177,464           113,964
Provision for loan losses ......................................        4,402            1,710            7,307             5,426
                                                                    ---------        ---------        ---------         ---------
Net interest income after provision for loan losses ............       62,518           42,201          170,157           108,538
                                                                    ---------        ---------        ---------         ---------
Noninterest income:
    Service charges on deposit accounts ........................        7,979            4,828           20,704            11,914
    Fees from fiduciary activities .............................        1,232              832            3,596             2,684
    Insurance commissions ......................................        2,025            1,485            5,275             4,119
    Net gain(loss) on sales of available-for-sale securities ...          354               62            1,302               123
    Other ......................................................        3,912            2,501           11,947             8,229
                                                                    ---------        ---------        ---------         ---------
         Total noninterest income: .............................       15,502            9,708           42,824            27,069
                                                                    ---------        ---------        ---------         ---------
Noninterest expense:
    Salaries and employee benefits .............................       26,110           17,764           71,386            45,810
    Net occupancy ..............................................        8,942            5,163           24,514            12,967
    FDIC insurance .............................................          162              124              495               226
    Legal and accounting .......................................          547              400            1,495             1,237
    Other professional service .................................        1,391              599            2,890             1,675
    Data processing ............................................        1,743              299            3,527               984
    Acquisitions, integration, and conforming ..................        1,273                -            2,903                14
    Company-obligated mandatorily redeemable preferred
         securities of CFB Capital I & II ......................        2,561            1,331            7,656             3,476
    Amortization of intangibles ................................        2,629            1,657            7,704             3,498
    Other ......................................................       10,173            7,111           28,384            17,341
                                                                    ---------        ---------        ---------         ---------
         Total noninterest expense .............................       55,531           34,448          150,954            87,228
Income from continuing operations before income
    taxes and extraordinary item ...............................       22,489           17,461           62,027            48,379
Provision for income taxes .....................................        7,950            5,391           19,513            15,669
                                                                    ---------        ---------        ---------         ---------
Income from continuing operations before
     extraordinary item ........................................       14,539           12,070           42,514            32,710
Discontinued operations:
    Income from operations of discontinued operations
         (less applicable income taxes) ........................            -              229           (2,232)            1,521
    Loss on disposal of discontinued operations, including
         provision for operating losses during phase-out
         period (less applicable taxes) ........................            -                -           (1,676)                -
                                                                    ---------        ---------        ---------         ---------
Net income before extraordinary item ...........................       14,539           12,299           38,606            34,231
Extraordinary item:
    Loss from early extinguishment of debt .....................            -                -                -              (265)

Net income .....................................................    $  14,539        $  12,299        $  38,606         $  33,966
                                                                    ---------        ---------        ---------         ---------
                                                                    ---------        ---------        ---------         ---------


                                                                          For the Three                      For the Nine
                                                                           Months Ended                      Months Ended
(Dollars in thousands, except per share data)                         9/30/98         9/30/97          9/30/98           9/30/97
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per common and common equivalent share:
Basic income from continuing operations before
    extraordinary items ..........................                  $      0.31      $      0.32      $      0.98       $      0.90
Discontinued operations ..........................                         0.00             0.01            (0.09)             0.04
Extraordinary item ...............................                  $      0.00      $      0.00             0.00             (0.01)
                                                                    -----------      -----------      -----------       -----------
Basic net income .................................                  $      0.31      $      0.33      $      0.89       $      0.93
                                                                    -----------      -----------      -----------       -----------
Diluted income from continuing operations before
    extraordinary items ..........................                  $      0.31      $      0.32      $      0.96       $      0.86
Discontinued operations ..........................                         0.00             0.00            (0.09)             0.04
Extraordinary item ...............................                  $      0.00      $      0.00             0.00              0.00
                                                                    -----------      -----------      -----------       -----------
Diluted net income ...............................                  $      0.31      $      0.32      $      0.87       $      0.90
                                                                    -----------      -----------      -----------       -----------
Average common shares outstanding:
    Basic ........................................                   46,709,659       37,285,344       43,508,500        36,545,992
    Diluted ......................................                   47,252,121       37,985,212       44,147,577        37,868,204
                                                                    -----------      -----------      -----------       -----------
                                                                    -----------      -----------      -----------       -----------

Dividend declared per common share ...............                  $      0.11      $      0.10      $      0.33       $      0.26
                                                                    -----------      -----------      -----------       -----------
                                                                    -----------      -----------      -----------       -----------

                        COMMUNITY FIRST BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                 ------------------------------
(In thousands)
(Unaudited)                                                          1998              1997
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................      $    38,606       $    33,966
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Provision for loan losses ........................            7,307             5,426
         Depreciation .....................................           10,941             6,203
         Amortization of intangibles ......................            7,704             3,498
         Net of amortization of premiums & discounts
              on securities ...............................             (512)              (56)
         Increase in interest receivable ..................          (12,623)           (7,860)
         Increase in interest payable .....................            5,864             2,236
           Other - net ....................................          (66,797)          (24,900)
                                                                 -----------       -----------
Net cash (used) provided by operating activities ..........           (9,510)           18,513

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition, net of cash acquired .....................           56,809           133,999
    Net increase in interest-bearing deposits .............           (6,096)           (9,184)
    Purchases of available-for-sale securities ............       (2,708,980)         (469,185)
    Maturities of available-for-sale securities ...........        2,006,967           299,317
    Sales of securities, net of gains .....................          136,436            47,310
    Purchases of held-to-maturity securities ..............           (5,568)          (23,543)
    Maturities of held-to-maturity securities .............            3,738            20,328
    Net increase in loans .................................         (284,846)          (26,450)
    Net increase in bank premises and equipment ...........          (19,785)          (10,584)
    Net decrease in minority interest .....................                -            (1,311)
                                                                 -----------       -----------
Net cash used in investing activities .....................         (821,325)          (39,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW
    accounts and savings accounts .........................          369,496           (99,057)
Net increase in time accounts .............................          304,044            88,167
Net increase (decrease) in short-term & other borrowings ..          155,762           (79,898)
Net increase in long-term debt ............................            2,804            87,741
Net proceeds from issuance of Company-obligated mandatorily
    redeemable preferred securities of CFB Capital I & II .                -            60,000
Net proceeds from issuance of common stock ................           48,613             1,067
Purchase of common stock held in treasury .................          (13,438)           (2,777)
Conversion of preferred stock to common stock .............                -               (52)
Sale of common stock held in treasury .....................            1,108               984
Common stock dividends paid ...............................          (14,516)           (9,297)
                                                                 -----------       -----------
Net cash provided by financing activities .................          853,873            46,878
                                                                 -----------       -----------
Net increase in cash and cash equivalents .................           23,038            26,088
Cash and cash equivalents at beginning of period ..........          234,778           179,332
                                                                 -----------       -----------
Cash and cash equivalents at end of period ................      $   257,816       $   205,420
                                                                 -----------       -----------
                                                                 -----------       -----------

                        COMMUNITY FIRST BANKSHARES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

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

NOTE B - BUSINESS COMBINATIONS AND DIVESTITURES

    On August 7, 1998, the Company issued approximately 1,526,000 shares of common stock to acquire Guardian Bancorp ("Guardian"), the holding company for Guardian State Bank, Salt Lake City, Utah, with offices in Salt Lake City and Sandy, Utah. At acquisition, Guardian had approximately $99 million in assets and $89 million in deposits. The Company used the pooling of interests method to account for the transaction. This merger was not material to the Company's consolidated financial information or operating results. Accordingly, the Company's consolidated financial information has not been restated to reflect this merger. The operating results are included in the Company's consolidated statements from the date of the merger.

    In July, 1998, the Company sold the operating assets of its two sub-prime lending subsidiaries. Seven loan production offices of Equity Lending, Inc. ("Equity Lending") were sold to FIRSTPLUS Financial Group, Inc., in a cash transaction on July 27, 1998. Servicing rights to the portfolio of automobile installment contracts originated by Mountain Parks Financial Services, Inc. ("Mountain Parks") were acquired by Cygnet Financial Services, Inc. on July 31, 1998. The Company retained approximately $50 million in loans originated by Equity Lending and servicing rights on an additional $100 million in Equity Lending loans sold to other parties. The Company also retained approximately $50 million in auto installment contracts originated by Mountain Parks. In addition to a $2.1 million operating loss in the second quarter, consisting of $707,000 attributed to quarterly operations and $1.4 million associated with one-time operating expenses related to preparing the subsidiaries for sale, the Company recognized a charge of $1.7 million for the second quarter, which reflected the expected loss on disposition of the subsidiaries. Equity

Lending, which originates residential non-conforming mortgages and Mountain Parks, which purchases sub-prime auto installment contracts, were acquired in December 1996, as a result of the Company's merger with Mountain Parks Financial Corporation. The two companies were classified as discontinued operations on the Company's 1997 financial statements.

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

NOTE C - SUBSEQUENT EVENTS

    On October 30, 1998, the Company redeemed all of its 9.00% Exchangeable Subordinated Notes due August 15, 2005 at a redemption price of 103% of the principal amount, plus accrued interest to the redemption date. The total outstanding principal amount of the notes, which were issued in July 1995, was $11.5 million. The early redemption will result in a one-time pre-tax charge of $345,000.

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

    During the third quarter of 1998 and 1997, total comprehensive income amounted to $30.4 million and $15.4 million, respectively. Total comprehensive income as of September 30, 1998 and 1997 amounted to $54.8 million and $36.9 million, respectively.

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

NOTE E - INVESTMENTS

    The following is a summary of available-for-sale and held-to-maturity securities at September 30, 1998:


                                                             Available-for-Sale Securities
--------------------------------------------------------------------------------------------------------
                                                   Gross          Gross        Estimated
                                               Amortized     Unrealized       Unrealized       Fair
 (in  thousands)                                    Cost          Gains           Losses      Value
--------------------------------------------------------------------------------------------------------
United States Treasury .................      $  132,950      $    2,756            $  -      $  135,706
United States Government agencies ......         335,011           5,736              70         340,677
Mortgage-backed securities .............       1,190,608          24,539             608       1,214,539
Collateralized mortgage obligations ....          75,303             650              50          75,903
State and Political Securities .........         119,409           3,597              74         122,932
Other securities .......................          51,548              39             351          51,236
                                              ----------      ----------      ----------      ----------
                                              $1,904,829      $   37,317      $    1,153      $1,940,993
                                              ----------      ----------      ----------      ----------
                                              ----------      ----------      ----------      ----------


                                                                      Held-to-Maturity Securities
---------------------------------------------------------------------------------------------------------------
                                                                           Gross          Gross       Estimated
                                                         Amortized    Unrealized     Unrealized            Fair




                                                              Cost         Gains         Losses           Value
---------------------------------------------------------------------------------------------------------------
Other securities.....................................     69,399         -              -               69,399
---------------------------------------------------------------------------------------------------------------
                                                        $ 69,399      $  -           $  -             $ 69,399
                                                        --------      ----------     -----------      ---------
                                                        --------      ----------     -----------      ---------

     Proceeds from the sale of available-for-sale securities during the three months ended September 30, 1998 and 1997, were $42,893,000 and $13,425,000, respectively. Gross gains of $354,000 and $75,000 were realized on sales during 1998 and 1997, respectively. Gross losses of $0 and $13,000 were realized on these sales during 1998 and 1997, respectively. Gains and losses on disposition of these securities were computed using the specific identification method.

NOTE F - LOANS

     The composition of the loan portfolio at September 30, 1998, was as follows (in thousands):

             Real estate...................................     $ 1,542,874
             Commercial....................................         907,437
             Agricultural..................................         318,667
             Consumer and other............................         618,268
                                                                -----------
                                                                  3,387,246
             Less allowance for loan losses                          45,567
                                                                -----------
                Net loans..................................     $ 3,341,679
                                                                -----------
                                                                -----------


NOTE G - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at September 30, 1998, were as follows (in thousands):

     Commitments to extend credit.....................  $ 564,415
     Letters of credit................................     22,729


NOTE H - SUBORDINATED NOTES

     Long-term debt at September 30, 1998, included $60 million of 7.30% Subordinated Notes issued in June 1997. These notes are due June 30, 2004, with interest payable semi-annually. Long-term debt also included $12 million of 9.00% Subordinated Notes issued in July 1995, which are due August 15, 2005, with interest payable quarterly. At September 30, 1998, both issues, totaling $72 million, qualified as Tier 2 capital.

     The $12 million of 9.00% Subordinated Notes were subsequently redeemed on October 30, 1998 at a redemption price of 103% of the principal amount.

NOTE I - INCOME TAXES

     The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):


                                                            SEPTEMBER 30, 1998
                                                            ------------------
35% of pretax income..................................           $ 21,709
State income tax, net of federal tax benefit .........               (408)
Tax-exempt interest...................................             (2,760)
Amortization of goodwill..............................                659
Other        .........................................                313
                                                                ---------
Provision for income taxes............................           $ 19,513
                                                                ---------
                                                                ---------

NOTE J - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS


Nine months ended September 30 (in thousands)                        1998             1997
---------------------------------------------------------------------------------------------
Noncash transfers of held-to-maturity securities





     to available-for-sale securities .........................   $ 153,813          $ 42,328
Unrealized gain (loss) on available-for-sale securities .......      27,436             4,542
Conversion of preferred stock to common stock .................           -            22,937

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BASIS OF PRESENTATION

     The following is a discussion of the Company's financial condition as of September 30, 1998, and December 31, 1997, and its results of operations for the three and nine month periods ended September 30, 1998 and 1997. Each of the acquisitions described in the table below is reflected in the Company's results of operations for all periods following the acquisition and is reflected in the Company's statement of financial condition at all dates subsequent to the acquisition.

MERGER, ACQUISITION AND DIVESTITURE ACTIVITY

     The Company completed five acquisitions during the first nine months of 1998. As of September 30, 1998, the Company had no pending bank acquisitions. The Company completed three acquisitions during 1997. Each of these acquisitions has had, or will have, an effect upon the Company's results of operations and financial condition.

     During the first nine months of 1998 and the year of 1997, the Company made the following acquisitions of banks or associated holding companies:


                                                            Total Assets
                                                             at Date of
Month and                 Holding Company or                 Acquisition
  Year                    Location of Bank                  (In Millions)
--------------------------------------------------------------------------
August 1998               Salt Lake City, Utah               $       99
July 1998                 Las Cruces, New Mexico                    159
May 1998                  FNB, Inc., Colorado                       120
April 1998                Longmont, Colorado                        138
April 1998                Thornton, Colorado                         78
December 1997             Gunnison, Colorado                         90
November 1997             Phoenix, Arizona                           54
July 1997                 Cheyenne, Wyoming                       1,100

     In July 1998, the Company sold the operating assets of its two sub-prime lending subsidiaries, Mountain Parks and Equity Lending. Both Mountain Parks, which purchased auto contracts and Equity Lending, which originated residential, non-conforming mortgages, were acquired by the Company in December 1996 through the merger with Mountain Parks Financial Corporation. The Company had accounted for these entities as discontinued operations on the consolidated financial statements. At September 30, 1998, net assets of these entities retained by the Company was $47 million and $71 million for Mountain Parks and Equity Lending, respectively.

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

OVERVIEW

     For the three months ended September 30, 1998, net income was $14.5 million, an increase of $2.2 million, or 17.9%, from the $12.3 million earned during the 1997 period. The Company's basic earnings per common share for the third quarter of 1998 were $0.31, compared to $0.33 in 1997. Diluted earnings per common share for the third quarter of 1998 were $0.31.

     Return on average assets was .97% for the third quarter of 1998, compared with 1.23% for the 1997 period. Return on average common shareholders' equity for the 1998 and 1997 periods was 14.69% and 18.59%, respectively. Principal factors contributing to these changes included the one time charges associated with the sale of the Company's sub-prime lending affiliates; incremental net noninterest expenses associated with the acquisition and integration of entities acquired during 1998 and 1997; and a decrease in net interest margin. The decrease in the net interest margin is principally due to the lower loan to deposit ratios at those institutions acquired in the Banc One and KeyBank transactions, which resulted in the Company having a greater percentage of its earning assets invested initially in lower yielding investment securities.

     For the nine months ended September 30, 1998, net income was $38.6 million, an increase of $4.6 million, or 13.5%, from the $34.0 million earned during the 1997 period. This included the effect of a $265,000 after tax extraordinary expense associated with the Company's early extinguishment of its $23 million in principal amount of 7.75% Subordinated Notes due April 2000, which were redeemed on March 31, 1997. Basic earnings per common share for the nine months ended September 30, 1998, were $0.89, compared to $0.93 in 1997. Diluted earnings per common share for the nine months ended September 30, 1998 were $0.87.

     Return on average assets and return on common equity for the nine months ended September 30, 1998 were .95% and 14.35%, respectively, as compared to the 1997 ratios of 1.36% and 18.35%, respectively.

     On October 30, 1998, the Company announced that in fourth quarter of 1998 it would record approximately $5.5 million in charges related to severance and other employee-related costs and the disposal of redundant computer equipment and software acquired in connection with recent acquisitions, as part of an initiative to increase the Company's operating efficiency.

     On October 30, 1998, the Company redeemed all of its 9.00% Exchangeable Subordinated Notes due August 15, 2005 at a redemption price of 103% of principal, which will result in a one-time pre-tax charge of $345,000 in the fourth quarter of 1998.

RESULTS OF OPERATIONS

     NET INTEREST INCOME

     Net interest income for the three months ended September 30, 1998, was $66.9 million, an increase of $23.0 million, or 52.4%, from the net interest income of $43.9 million earned during the 1997 period. The increase was principally due to the increased asset base associated with the acquisitions completed during 1998 and 1997, partially offset by a decrease in the net interest margin to 5.07% during the third quarter of 1998, from 5.10% during the 1997 period.

     Net interest income for the nine months ended September 30, 1998 was $177.5 million, an increase of $63.5 million, or 55.7% from interest income of $114.0 million earned during the 1997 period.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended September 30, 1998, was $4.4 million, an increase of $2.7 million, or 158.9%, from the $1.7 million provision during the 1997 period. This increase reflects the effect of the Company including the sub-prime lending affiliates which were previously recorded as discontinued operations and the Company's objective of maintaining adequate reserve levels in recognition of significant loan growth in the Company's subsidiaries, including those acquired in 1998 and 1997.

     NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 1998, was $15.5 million, an increase of $5.8 million, or 59.8%, from the 1997 level of $9.7 million. The increase included an increase of $6.6 million earned by banks acquired in 1998 and 1997, partially offset by a decrease in service charges on deposit accounts of $1.6 million.

     Noninterest income for the nine months ended September 30, 1998, was $42.8 million, an increase of $15.7 million, or 57.9% from the 1997 level of $27.1 million. The increase was due to an $8.8 million increase in deposit service charges, a $1.2 million increase in insurance commissions, a $912,000 increase in trust fees, and an increase in other income of $3.7 million, which was due primarily to banks acquired in 1998 and 1997.

     NONINTEREST EXPENSE

     Noninterest expense for the three months ended September 30, 1998, was $55.5 million, an increase of $21.1 million, or 61.3%, from the level of $34.4 million during the 1997 period. The increase was principally due to an increase of $8.3 million, or 46.6%, in salaries and employee benefits, a significant portion resulting from banks acquired in 1998 and 1997. Net occupancy increased $3.7 million, or 71.2% from $5.2 million in the period ended September 30, 1997, to $8.9 million at the end of the current period, principally due to banks acquired in 1998 and 1997. Amortization of intangibles increased $972 million or 52.9%, from $1.7 million in the period ended September 30, 1997, to $2.6 million in the current period, due principally to 1998 and 1997 acquisitions. The third quarter of 1998 included $2.6 million in payments related to Company-obligated mandatorily redeemable preferred securities, an increase of $1.3 million from the third quarter of 1997. This resulted from the increased principal amount of these securities which was $120 million in the 1998 period and $60 million in 1997. Acquisition, integration and conforming expenses of $1.3 million for the three months ended September 30, 1988 related to acquisitions completed during the third quarter. Included in these costs were charges incurred in the underwriting and completion of the transactions; the write-off of equipment, software, and other assets and data processing related conversion and conforming expenditures.

     Noninterest expense for the nine months ended September 30, 1998 was $151.0 million, an increase of $63.8 million, or 73.2%, from $87.2 million during the 1997 period. The increase was principally due to a $25.6 million increase in salaries and employee benefits, which included $20.1 million at banks acquired during 1998 and 1997. In addition, net occupancy increased $11.5 million, which included $6.5 million at banks acquired in 1998 and 1997. The 1998 period included $7.7 million in expenses related to Company-obligated mandatorily redeemable preferred securities, an increase of $3.2 million from the 1997 period due to the increased principal amount. Amortization of intangibles increased $4.2 million or 120.0% from $3.5 million during the period ended September 30, 1997, to $7.7 million during the current period, due primarily to 1998 and 1997 acquisitions. Acquisition, integration and conforming expenses for the nine month period ended September 30, 1998 was $2.9 million compared to $14,000 for the 1997 period.

     PROVISION FOR INCOME TAXES

     The provision for income taxes for the three months ended September 30, 1998, was $8.0 million, an increase of $2.6 million, or 48.1%, from the 1997 level of $5.4 million, due primarily to the increase in pre-tax income resulting from acquisitions completed since July 1997.

     The provision for income taxes for the nine months ended September 30, 1998 was $19.5 million, an increase of $3.8 million, or 24.2%, from the 1997 level of $15.7 million, due to the increase in the level of pretax income.

YEAR 2000 CONSIDERATIONS

     The Company is evaluating the potential impact of what is commonly referred to as the "Year 2000" issue. This issue addresses the potential inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. If not corrected, these systems could fail or create erroneous results. The Company has established a dedicated Year 2000 Team to focus on all significant operational areas throughout the Company. This team has worked with management to commence the following steps: (i) implementing a Year 2000 Assessment and Testing Plan for all items that may be affected by the Year 2000 date change; (ii) working with loan customers to help them understand the impact of the Year 2000 on their business; (iii) communicating with third parties that interact with the Company to ensure they are addressing the Year 2000 issue; (iv) communicating with hardware and software suppliers to ensure Year 2000 compliance among their products; and (v) contingency and disaster recovery planning to ensure Year 2000 problem resolution. The Company has identified and tested the applications it believes are mission critical, and the initial test results indicated that these systems are Year 2000 compliant. The Company expects to complete testing and establish compliance with respect to all of its applications by December 31, 1998, subject to possible equipment upgrades during 1999 and ongoing communications with third parties. Regardless of the Year 2000 compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant. Such risks may include potential losses related to loans made to third parties whose businesses are adversely affected by the Year 2000 issue, the disruption or inaccuracy of data provided by non-Year 2000 compliant third parties and business disruption caused by the failure of service providers, such as security and data processing companies, to become Year 2000 compliant. Because of these uncertainties, there can be no assurance that the Year 2000 issue will not have a material financial impact in any future period.

     The Company estimates that its direct costs to achieve Year 2000 compliance between the current date and the end of 1999 will consist of up to $100,000 related to writeoffs of non-compliant equipment, up to $100,000 per year in costs of dedicated staff, and up to $200,000 per year for costs related to other staff time devoted to Year 2000 compliance. The Company also expects capital expenditures of up to $1 million for equipment upgrades related to compliance. Costs and capital expenditures in these areas have not been material for historical periods.

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

FINANCIAL CONDITION

     LOANS

     Total loans were $3.4 billion at September 30, 1998 and $2.6 billion at December 31, 1997.

     The following table presents the Company's balance of each major category of loans:


                                                 SEPTEMBER 30, 1998                 DECEMBER 31, 1997
                                         --------------------------------------------------------------------
                                                              PERCENT OF                          PERCENT OF
                                             AMOUNT          TOTAL LOANS        AMOUNT            TOTAL LOANS
                                         --------------      -----------    --------------        -----------
Loan category:                                                         (DOLLARS IN THOUSANDS)
     Real estate......................   $    1,542,874          45.55%     $    1,158,822          43.94%
     Commercial.......................          907,437          26.79%            708,084          26.85%
     Consumer and other...............          618,268          18.25%            499,924          18.96%
     Agricultural.....................          318,667           9.41%            270,227          10.25%
                                         --------------      -----------    --------------        -----------
Total loans...........................        3,387,246         100.00%          2,637,057         100.00%
                                                             -----------                          -----------
                                                             -----------                          -----------
Less allowance for loan losses                   45,567                             36,194
                                         --------------                     --------------
Total.................................   $    3,341,679                     $    2,600,863
                                         --------------                     --------------
                                         --------------                     --------------


     NONPERFORMING ASSETS

     At September 30, 1998, nonperforming assets were $23.5 million, an increase of $7.4 million, or 46.0%, from the $16.1 million level at December 31, 1997. The increase was principally due to the addition of the remaining loan portfolios of the Company's sub-prime lending subsidiaries which were reported as discontinued operations at December 31, 1997. At September 30, 1998, nonperforming loans as a percent of total loans was .53%, up from the December 31, 1997 level of .48%. OREO was $5.5 million at September 30, 1998, an increase of $2.1 million from $3.4 million at December 31, 1997.

     Nonperforming assets of the Company are summarized in the following table:


                                                                   SEPTEMBER 30,              DECEMBER 31,
                                                                            1998                      1997
                                                                   ---------------------------------------
Loans:
         Nonaccrual loans..............................              $    17,848               $    12,507
         Restructured loans ...........................                      180                       140
                                                                     -----------               -----------
         Nonperforming loans...........................                   18,028                    12,647
Other real estate owned................................                    5,453                     3,406
                                                                     -----------               -----------
Nonperforming assets...................................              $    23,481                $   16,053
                                                                     -----------               -----------
                                                                     -----------               -----------
Loans 90 days or more past due but still accruing .....              $     2,863                $    3,616
                                                                     -----------               -----------
                                                                     -----------               -----------

Nonperforming loans as a percentage of total loans                           .53%                      .48%
Nonperforming assets as a percentage of total assets                         .39%                      .33%
Nonperforming assets as a percentage of loans and OREO                       .69%                      .61%

     ALLOWANCE FOR LOAN LOSSES

     At September 30, 1998 and September 30, 1997, the allowance for loan losses was $45.6 million and $36.1 million, respectively. Net charge-offs during the 1998 period were $4.0 million more than those incurred during the nine months ended September 30, 1997.

     At September 30, 1998, the allowance for loan losses as a percentage of total loans was 1.35%, a decrease from the September 30, 1997, level of 1.43%. During the nine months ended September 30, 1998, net charge-offs increased to $6.7 million. These charge-offs related to the Company's continued periodic review of the existing loan portfolios; an increase in charge-offs related to loan growth at the Company's subsidiaries, including those recently acquired; and the addition of the remaining loan portfolios of the Company's sub-prime lending subsidiaries which were included in discontinued operations in the 1997 period.

     The following table sets forth the Company's allowance for loans losses:

                                                           SEPTEMBER 30
                                                        1998           1997
                                                      -----------------------
(DOLLARS IN THOUSANDS)
Balance at beginning of period ...............        $36,194         $26,215
Acquired bank allowance/other ................          8,789           7,155
Charge-offs:
         Commercial ..........................          1,855           1,282
         Real estate .........................            593             298
         Agricultural ........................            509             522
           Consumer and other ................          6,231           2,488
                                                      -------         -------
                Total charge-offs ............          9,188           4,590
                                                      -------         -------
Recoveries:
         Commercial ..........................            665             682
         Real estate .........................            218             135
         Agricultural ........................            221             468
           Consumer and other ................          1,361             595
                                                      -------         -------
              Total recoveries ...............          2,465           1,880
Net charge-offs ..............................          6,723           2,710
Provision charged to operations ..............          7,307           5,426
                                                      -------         -------
Balance at end of period .....................        $45,567         $36,086
                                                      -------         -------
                                                      -------         -------
Allowance as a percentage of total loans .....           1.35%           1.43%
Annualized net charge-offs to average
     loans outstanding .......................           0.30%           0.17%

     INVESTMENTS

     The investment portfolio, including available-for-sale securities and held-to-maturity securities, increased $331 million, or 19.7%, to $2.0 billion at September 30, 1998, from $1.7 billion at December 31, 1997. At September 30, 1998, the investment portfolio represented 33.6% of total assets, compared with 34.6% at December 31, 1997. In addition to investment securities, the Company had investments in interest-bearing deposits of $7 million at September 30, 1998, a $6 million increase from the $1 million at December 31, 1997.

     DEPOSITS

     Total deposits were $4.8 billion at September 30, 1998, an increase of $1.2 billion or 33.3% from $3.6 billion at December 31, 1997. Noninterest-bearing deposits at September 30, 1998, were $833 million, an increase of $236 million, or 39.5%, from $597 million at December 31, 1997. The Company's core deposits as a percent of total deposits were 87.6% and 89.0% as of September 30, 1998, and December 31, 1997, respectively. Interest-bearing deposits were $4.0 billion at September 30, 1998, an increase of $1 billion, or 33.3% from the $3.0 billion at December 31, 1997.

     BORROWINGS

     Short-term borrowings of the Company were $320 million as of September 30, 1998, as compared to $231 million at December 31, 1997, an increase of $89 million, or 38.5%.

     Long-term debt of the Company was $119 million as of September 30, 1998, an increase of $3 million, or 2.6%, from the $116 million as of December 31, 1997.

     CAPITAL MANAGEMENT

     Shareholders' equity increased $78 million, or 23.0%, to $417 million at September 30, 1998, from $339 million at December 31, 1997. At September 30, 1998, the Company's Tier 1 capital, total risk- based capital and leverage ratios were 9.37%, 12.25%, and 6.40%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At September 30, 1998, the Company had risk-weighted assets of $4 billion.

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

          None

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)   Exhibits:

                Exhibit 27.1  Financial Data Schedule

          (b) Reports on Form 8-K:

                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COMMUNITY FIRST BANKSHARES, INC.



Date:                          ------------------------------------------------
                               Mark A. Anderson
                               Vice Chairman, Chief Financial Officer, Chief
                                 Information Officer, Treasurer, Secretary
                                 (Principal Financial and Accounting Officer)