Form 10-Q/A
period 1998-09-30
COMMUNITY FIRST BANKSHARES INC
filed 1998-11-12
CIK 857593

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-Q/A
                             AMENDMENT NO. 1 TO FORM 10-Q


  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended      September 30, 1998
                                            ----------------------------


                                          OR


  [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to  ____________


                          Commission file number   0-19368
                                                  ---------

                           COMMUNITY FIRST BANKSHARES, INC.
                           --------------------------------
                (Exact name of registrant as specified in its charter)


           Delaware                                  46-0391436
    -------------------------------       ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


          520 Main Avenue
            Fargo, ND                                          58124
    ----------------------------------------            -----------------
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



                                       COMMUNITY FIRST BANKSHARES, INC.



Date:  November 12, 1998               /s/ Mark A. Anderson
                                      ----------------------------------
                                           Mark A. Anderson
                                           Vice Chairman, Chief Financial
                                           Officer, Chief Information Officer,
                                           Treasurer, Secretary
                                           (Principal Financial and Accounting
                                           Officer)