Form 10-K405
period 1998-12-31
COMMUNITY FIRST BANKSHARES INC
filed 1999-03-23
CIK 857593

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K
     (MARK ONE)

        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                          OR
         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the Transition period from           to

                            COMMISSION FILE NO.  000-19368

                           COMMUNITY FIRST BANKSHARES, INC.
                (Exact name of registrant as specified in its charter)

                     DELAWARE                      46-0391436
          -------------------------------      -------------------
          (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)       Identification No.)

                                   520 MAIN AVENUE
                                FARGO, ND   58124-0001
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (701) 298-5600

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
                                            AMOUNT(2)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 19, 1999, assuming as market value the price of $19.2815 per share, the average between the high and low sale prices on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $828 million.

As of March 19, 1999, the Company had outstanding 47,177,803 shares of Common Stock, $.01 par value, net of treasury shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Shareholders and the 1999 Proxy Statement for the Company's Annual Meeting of Shareholders to be held April 27, 1999, are incorporated by reference into Parts II and III, respectively, of this Form 10-K, to the extent described in such Parts.

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

                                  TABLE OF CONTENTS

                                                                             PAGE NO.
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
      Item 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
      Item 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
      Item 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 17
      Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . 17

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
      Item 5.   MARKET FOR REGISTRANT'S COMMON
                 EQUITY AND RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . 17
      Item 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . 17
      Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . 18
      Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . 18
      Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . 18
      Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . 18

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
      Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT. . . . . . . . . . . . . . . . . . . . . . . . . . . 18
      Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . 18
      Item 12.  SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . 19
      Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . 19

PART IV  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
      Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . 19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Community First Bankshares, Inc. (the "Company"), is a multi-bank holding company that as of December 31, 1998 operated banks and bank branches (the "Banks") in 154 communities in Arizona, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. Total assets of the Company were approximately $6.0 billion as of December 31, 1998. The Company acquired banks and bank branches in 50 communities in 1998. See
"Recent Significant Acquisitions."

     The Banks are community banks that provide a full range of commercial and consumer banking services primarily to individuals and businesses in small and medium-sized communities and the surrounding market areas. The Company encourages local autonomy by local Bank presidents, while providing to the Banks the benefits of holding company affiliation.

NATIONAL COMMUNITY BANKING STRATEGY

     The Company's primary strategy is to operate and continue to acquire banks and bank branches in communities which generally have populations between 3,000 and 50,000 and are located in the Company's key target acquisition states of Arizona, Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming, and additionally in the adjacent states of California, Idaho, Illinois, Missouri, Nevada, Oklahoma and Texas. In addition, the Company has decided to adopt a national community banking strategy, expanding its search for bank acquisitions in similar communities in other states throughout the United States. Such communities are believed to provide the Company with the opportunity for a stable, relatively low-cost deposit base. The individual banks and bank branches sought to be acquired in the past by the Company generally had approximately $20 million to $150 million in assets. In pursuing its national community banking strategy, the Company intends to concentrate on a broader band of acquisition opportunities, focusing on banks and banking groups with $200 million to $500 million in assets.

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

THE BANKS

     The Banks provide a full range of commercial and consumer banking services primarily to individuals and businesses in small and medium-sized communities and the surrounding market areas. The Banks draw most of their deposits from and make most of their loans within their respective market areas. The Banks owned by the Company as of December 31, 1998, were located in Arizona, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.

COMMUNITIES SERVED

     The Banks, as of December 31, 1998, were located in communities with populations ranging from approximately 200 to 50,000, except for the larger communities of Fargo, North Dakota; Denver and Englewood (a Denver suburb), Colorado; Phoenix, Arizona; and Salt Lake City, Utah. Each of the Banks seeks to serve a market area with greater population because, in many cases, there are few or no other financial institutions within a reasonable distance from the community in which the Bank is located. The economies of the Banks' smaller communities, especially those in Nebraska, North Dakota and South Dakota, depend primarily on farming, farm service and agricultural supply businesses. Agriculture in these communities is affected by many factors beyond the control of the Banks, including weather, governmental policies, fluctuating commodity prices, demand and production and natural disasters. As with other small, nonmetropolitan communities, many of the communities in which the Banks presently operate have experienced and are expected to experience no growth or a decline in population. The Company has operated profitably in these communities and has continued to acquire institutions in larger markets. However, if reductions in population or adverse economic trends in specific communities result in decreased profitability in the Banks or offices located in those communities, the Company may consider selling such Banks or offices or reducing the level of services provided in such communities.

ACQUISITION STRATEGY

     The Company intends to continue its growth by making acquisitions of community banks and other financial institutions in selected communities nationwide. The Company believes it is well-positioned to acquire and profitably operate community banks because of its experience in operating community banks, its ability to provide centralized management to those banks and its access to capital. The Company believes many owners of community banks are seeking to sell their banks for a variety of reasons, including lack of shareholder liquidity, management succession problems, the difficulty of compliance with current multiple-layered bank regulations and increasing competition from non-bank organizations. The Company believes there are over 5,000 community banks that are possible acquisition candidates in its twenty-state primary acquisition area described above and many other possible candidates in similar communities nationwide.

     The Company competes with individuals and institutions, including major regional bank holding companies, for suitable acquisition candidates. Acquisition competitors of the Company range from regional bank holding companies to individual bank owners who own or control banks in the Acquisition Area. The process of industry consolidation has accelerated as a result of the adoption of the Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"). The IBBEA largely eliminated restrictions on interstate banking and since June 1, 1997, has permitted interstate branching, subject to special
"opt-in" and "opt-out" provisions which states were able to enact by law.   Most
states have adopted implementing legislation. Certain aspects of the IBBEA were clarified and amended in 1997 with the passage of the Riegle-Neal

Clarification Act. The Economics and Growth Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlined application processes and eased regulations in several areas facilitating acquisitions and expansion of nonbanking activities. The effect of this legislation has both facilitated the Company's acquisitions and increased the number of potential acquirers of banks.

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

     Because of limited growth opportunities in many of the existing markets served by the Company, management believes future growth in the business of the Company will largely depend on successful execution of the Company's strategies. In addition to Company-wide efforts to increase non-interest income through sales of investment products, trust services and insurance, the future growth of the Company will depend upon consummation of acquisitions consistent with the Company's acquisition strategy, and the future growth of recent and expected acquisitions in higher growth markets. Successful completion of acquisitions by the Company depends upon such factors as the availability of suitable acquisition candidates, necessary regulatory approvals and necessary approvals of holders of the Company's and other providers of credit, compliance with applicable capital requirements and, in the case of expansion into new states, the availability of additional management resources required to operate banks in widely dispersed geographical areas.

REVIEW OF ACQUISITION OPPORTUNITIES

     The Company routinely solicits and reviews acquisition opportunities and, at any given time, may have bids outstanding or may be involved in negotiations with the owners of financial institutions or other parties relative to a particular financial institution, its branches or its deposit accounts. The Company currently has no agreements in place to acquire other banks but is in the process of reviewing several opportunities.

RECENT SIGNIFICANT ACQUISITIONS

     On August 7, 1998, the Company acquired Guardian Bancorp ("Guardian"), the bank holding company for Guardian State Bank, headquartered in Salt Lake City, Utah, with banking offices in Salt Lake City and Sandy, Utah. At closing, Guardian had total assets of approximately $99 million, total deposits of approximately $89 million, and total stockholders equity of approximately $8.5 million. Upon completion of the merger, which was accounted for as a pooling of interests, the Company issued approximately 1,526,000 shares of common stock to the former holders of Guardian common stock. The value of the Company's common stock issued in the merger was approximately $38 million, based upon the trading value of the Company's common stock determined pursuant to the merger agreement.

     On July 1, 1998, the Company acquired Western Bancshares of Las Cruces, Inc. ("Western"), the bank holding company for Western Bank, headquartered in Las Cruces, New Mexico with offices in Anthony, Hatch and Las Cruces, New Mexico. At closing, Western had total assets of approximately $159 million, total deposits of approximately $136 million, and total stockholders equity of approximately $16 million. Upon completion of the merger, which was accounted for as a pooling of interests, the Company issued approximately 1,932,000 shares of common stock to the former holders of Western common stock. The value of the Company's common stock issued in the merger was approximately $48 million, based upon the trading value of the Company's common stock determined pursuant to the merger agreement.

     On May 7, 1998, the Company acquired FNB, Inc. ("FNB"), a two-bank holding company headquartered in Greeley, Colorado with offices in Greeley and Fort Collins, Colorado. At closing, FNB had total assets of approximately $120 million, total deposits of approximately $109 million, and total stockholders equity of approximately $10 million. Upon completion of the merger, which was accounted for as a pooling of interests, the Company issued approximately 1,135,000 shares of common stock to the former holders of FNB common stock. The value of the Company's common stock issued in the merger was approximately $29 million, based upon the trading value of the Company's common stock determined pursuant to the merger agreement.

     On April 30, 1998, the Company acquired Pioneer Bank of Longmont ("Pioneer"), Longmont, Colorado, with five banking offices in four Colorado communities. At closing, Pioneer had total assets of approximately $138 million, total deposits of approximately $128 million, and total stockholders equity of approximately $8.9 million. Upon completion of the merger, which was accounted for as a pooling of interests, the Company issued approximately 1,432,000 shares of its common stock to the former holders of Pioneer common stock. The value of the Company's common stock issued in the merger was approximately $36 million, based upon the trading value of the Company's common stock determined pursuant to the merger agreement.

     On April 3, 1998, the Company acquired Community Bancorp, Inc. ("CBI"), the parent company of Community First National Bank, Thornton, Colorado, with offices in Thornton and Arvada, Colorado. At closing, CBI had total assets of approximately $78 million, total deposits of approximately $72 million, and total stockholders equity of approximately $5.7 million. Upon completion of the merger, which was accounted for as a pooling of interests, the Company issued approximately 853,000 shares of common stock to the former holders of CBI common stock. The value of the Company's common stock issued in the merger was approximately $22 million, based upon the trading value of the Company's common stock determined pursuant to the merger agreement.

     On January 23, 1998, the Company acquired 37 banking offices located in Arizona, Colorado and Utah (the "Bank One Branches") from three subsidiary banks of Banc One Corporation (the "Bank One Banks"). At closing, the Bank One Branches had total deposits of approximately $730 million and loans of approximately $61 million. The Company paid a purchase price premium of approximately $44 million, equal to 6% of the deposits of the Bank One Branches at closing. The acquisition was accounted for as an acquisition of assets and assumption of liabilities and resulted in the recognition by the Company of deposit-based intangibles in an amount equal to the purchase price premium of approximately $44 million. Following the closing, the 25
Arizona offices and four Utah offices acquired from the Bank One Banks were merged into the Republic bank in Phoenix, Arizona that was recently acquired by the Company. The eight acquired Colorado offices were merged into the Company's existing Colorado affiliate bank.

     On December 1, 1997, the Company acquired First National Summit Bankshares, Inc., Gunnison, Colorado ("Summit"), a bank holding company that owned and operated a national bank with banking facilities in five Colorado communities. At closing, Summit had total assets of approximately $90 million, total deposits of approximately $82 million and total stockholders' equity of approximately $7 million. Upon completion of the merger, which was accounted for as a pooling of interests, the Company issued approximately 630,000 shares of common stock to the former holders of Summit common stock and paid approximately $1 million in cash to holders of Summit preferred stock cancelled in the merger. The value of the Company's common stock issued in the merger was approximately $15 million, based upon the trading value of the Company's common stock determined pursuant to the merger agreement.

     On November 24, 1997, the Company acquired Republic National Bancorp, Inc., Phoenix, Arizona ("Republic"), a bank holding company that owned and operated a national bank in Phoenix, Arizona. At closing, Republic had total assets of approximately $54 million, total deposits of approximately $49 million and total stockholders' equity of approximately $4 million. Upon completion of the merger, which was accounted for as a pooling of interests, the Company issued approximately 737,000 shares of common stock to the former holders of Republic common stock. The value of the Company's common stock issued in the merger was approximately $17.4 million, based upon the trading value of the Company's common stock determined pursuant to the merger agreement.

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

RECENT DIVESTITURES

     In July, 1998, the Company sold the operating assets of its two sub-prime lending subsidiaries. In a cash transaction on July 27, 1998, the Company sold seven loan production offices of Equity Lending, Inc. ("ELI") to FIRSTPLUS Financial Group, Inc. On July 31, 1998, the Company also sold servicing rights to the portfolio of automobile installment contracts originated by Mountain Parks Financial Services, Inc. ("MPFS") to Cygnet Financial Services, Inc. The Company retained approximately $50 million in loans originated by ELI and servicing rights on an additional $100 million in ELI loans sold to other parties. The Company also retained approximately $50 million in auto installment contracts originated by MPFS. ELI and MPFS were acquired in December 1996 as a result of the Company's merger with Mountain Parks Financial Corporation. At December 31, 1998, the Company had approximately $25 million in performing sub-prime mortgages and $40 million in automobile installment contracts. The Company expects to sell these assets in the first half of 1999, and the Company anticipates that after the sale, it will not pursue further sub-prime lending activities. See "Sale of Sub-Prime Lending Business" in the 1998 Annual Report to Shareholders incorporated by reference in this Form 10-K.

     On June 12, 1998, the Company, through its Colorado subsidiary, completed the sale of its office in Ault, Colorado. The Ault office was acquired on January 23, 1998 as part of the Company's purchase and assumption of 37 offices of Banc One Corporation located in Arizona, Colorado and Utah. The transactions included the disposition of approximately $9 million in deposits.

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

     OPERATIONS. Community First Service Corporation ("CFSC"), a subsidiary of the Company, provides data processing and operations support services to the Banks by contract. CFSC's system is designed to provide for all Bank and customer data processing needs at the lowest possible cost and can be expanded to accommodate future growth and additional service applications. The Company believes CFSC has sufficient capacity to provide services to the banks the Company has agreed to acquire. In addition to its own office facilities in Fargo, North Dakota, CFSC also has a data processing facility in Golden, Colorado. Additional expenditures for equipment, consistent with the increased data processing volumes, would likely be necessary if additional significant acquisitions occur during 1999.

     OTHER SERVICES. The Company provides other services for the benefit of the Banks, such as outside professional services, central human resources services, benefits administration, marketing guidance and centralized purchasing of supplies.

INSURANCE AGENCIES

     The Company currently owns and operates insurance agencies located in 32 communities served by the Banks through its subsidiaries, Community Insurance, Inc. ("CII"), and Community First Insurance Agencies, Inc. ("CFIA"). These agencies are primarily engaged in the sale of property and casualty insurance and make some sales of other types of insurance, such as life, accident and crop hail insurance. The Company had commission revenue of $7.2 million in 1998.

OTHER ACTIVITIES

     The Company has steadily consolidated Banks located in each state into single legal charters with multiple locations. As of December 31, 1998, the Company had 11 separately chartered subsidiary Banks and 6 nonbank subsidiaries. Subsidiary Banks of the Company in seven locations maintain trust departments, but their services are more broadly available and the Company may expand its trust activities in the future. Trust services are made available to customers in several locations through local trust officers or by appointment with members of the trust department. In 1999 the Company plans to consolidate all of its trust activity administration in the trust department in Fargo, North Dakota.

     Most of the Banks also sell annuities and other permitted securities through an arrangement with INVEST Financial Corporation, a Delaware Corporation, and INVEST Financial Corporation Insurance Agency, Inc. of Illinois (collectively, "INVEST"). In March 1998, the Company entered into a three year agreement with INVEST under which INVEST would provide securities brokerage, insurance and investment advisory services to customers through INVEST centers located within the Company's subsidiary bank branches. The agreement also provides for INVEST to share sales commissions with the Company pursuant to an agreed upon commission schedule and requires INVEST to perform various compliance and administrative functions related to its activities. Federal bank regulation permits bank holding companies to engage in other limited activities, such as the distribution of certain types of securities, and future changes in such regulation are expected to further expand the types of activities in which the Company may engage. Although the Company intends to maintain its focus on the banking business in its targeted market areas, the Company will consider other permitted business activities as opportunities arise. The non-interest income activities of the Company in insurance, trust and securities sales are expected to become collectively a material revenue and profit center of the Company within the next few years.

COMPETITION

     Commercial banking is highly competitive. In the conduct of certain aspects of their business, the Banks compete with other commercial banks, savings and loan institutions, issuers of fixed income investments, finance corporations, credit unions and money market funds, among other types of institutions. The Banks compete with these institutions in such areas as obtaining new deposits, offering new types of services and setting loan rates and interest rates on various types of deposits, as well as other aspects of the banking business. Management believes community residents and businesses prefer to deal with local banks and the Banks have generally been able to compete successfully in their respective communities because of the Company's emphasis on local ownership and the autonomy of Bank management in community relations. At the same time, the Company provides the Banks with the advantages of centralized sophisticated administration and the opportunity to make larger loans and diversify their lending activity through Bank group participations. Further, because most of the Banks have a significant market share in the communities they serve, the Company believes the Banks can, to a degree, influence deposit and loan pricing in their markets and are subject to less competition based on deposit and loan pricing than would be the case in larger metropolitan markets with more competitors. However, the Banks have experienced increased price competition from credit unions in certain market areas in recent periods. Recent changes in government regulation of banking, particularly the legislation which removes restrictions on interstate banking and permits interstate branching, or legislation in certain states to permit statewide branching, may increase competition by both out-of-state and in-state banking organizations and by other financial institutions. See "Supervision and Regulation," below. The Banks compete with other financial institutions, including government lending agencies, for high quality loans and the Company competes with securities and insurance firms and other banking institutions in the non-interest income activities of insurance, securities sales and trust activities in the Banks' market areas and for purchases of loan assets and investment assets. While management believes the Banks will continue to compete successfully in their communities, there is no assurance that future competition will not adversely affect the Banks' earnings.

EMPLOYEES

     The Company had 2,839 employees at December 31, 1998, including 2,219 full-time employees and 620 part-time employees. Of these individuals, 291 were employed at the holding company level, 2,147 (including 1,652 full-time employees) were employed at the Bank level, 299 were employed by CFSC and 102 were employed by CII and CFIA.

SUPERVISION AND REGULATION

     GENERAL. As a bank holding company, the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's national bank subsidiaries are regulated by the Office of the Comptroller of the Currency ("OCC") while its only state-chartered banking subsidiary is regulated by the South Dakota Division of Banking. The deposits of the Company's national and state banking subsidiaries are insured by the Bank Insurance Fund ("BIF"), which subjects such subsidiaries to regulation by the Federal Deposit Insurance Corporation ("FDIC"). In addition to the impact of direct regulation, commercial banks are affected significantly by action taken by the Federal Reserve Board with respect to the money supply and credit availability.

     The Company has other financial services subsidiaries that are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. For example, the Company's insurance subsidiary is subject to regulation by the state insurance licensing and regulatory agencies having jurisdiction in each office location.

     Congress continues to consider wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's banking, insurance and securities industries. The extent to which the business of the Company may be affected by these changes will depend upon when and in what form any of these proposals will finally be adopted.

     HOLDING COMPANY REGULATION. The Company is a bank holding company within the meaning of the BHC Act. As a result, the Company's activities are subject to certain limitations under the BHC Act, and transactions between the Company and its affiliates are subject to certain restrictions. Further, the Company is required to file periodic reports with the Federal Reserve Board and is subject to regular examination. As a matter of policy, the Federal Reserve Board expects a bank holding company to act as a source of financial and managerial strength to each of its subsidiary banks and to commit capital and other resources to support each subsidiary bank.
The Federal Reserve Board has the authority to issue cease and desist orders against the Company if the Federal Reserve Board determines that actions by the Company are unsafe, unsound or violate the law. Under certain circumstances, stock redemptions and dividends or distributions by the Company with respect to its equity securities may be considered unsafe or unsound practices.

     Under the BHC Act, the Company must obtain prior Federal Reserve Board approval before the Company acquires direct or indirect ownership or control of 5% or more of the voting stock of any bank or bank holding company, or the Company merges or consolidates with another bank holding company. Further, the bank holding company is generally prohibited from acquiring direct or indirect ownership or control of a company that is not a bank or bank holding company, unless the Federal Reserve Board has, by order or regulation, determined that the proposed non-banking activity is so closely related to banking or managing or controlling banks as to be a proper incident thereto. In reviewing any application or proposal by a bank holding company, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the community to be served, as well as the probable effect of the transaction upon competition.

     BANK REGULATION. The banks are subject to detailed federal and state laws and regulation. National bank subsidiaries of the Company are primarily supervised by the OCC, a bureau of the United States Department of the Treasury. The OCC regularly examines national banks in such areas as reserves, loans, investments, trust services, management practices, compliance with the Community Reinvestment Act and other aspects of bank operations and policies. These examinations are designed for the protection of the deposit insurance system and the enforcement of federal and state laws and regulations and not for the shareholders of the Company. In addition to undergoing these regular examinations, national banks must furnish quarterly reports to the OCC containing detailed and accurate financial statements and schedules.

     One bank subsidiary of the Company is chartered under South Dakota state law, and therefore regulated by the FDIC and the South Dakota Division of Banking. Each of these agencies conducts regular examinations of the Bank, generally on an alternating basis, which are comparable in scope and purpose to the examinations of national banks by the OCC, discussed above.

     Federal and state banking laws and regulations govern, among other things, the scope of a bank's business and investments a bank may make, reserves a bank must maintain, loans a bank may bank and the collateral it takes, activities of banks with respect to mergers and consolidations and the establishment and closure of branches. The OCC, in the case of national banks, and the FDIC, in the case of state-chartered, nonmember banks, are the respective primary federal regulatory authorities under the Financial Institutions Supervisory Act, and are thereby provided authority under that Act to impose penalties, initiate civil and administrative actions and take other steps intended to prevent a bank from engaging in an unsafe or an unsound practice in the conduct of its business.

     With the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), Congress made comprehensive revisions to the bank regulatory and funding provisions of the Federal Deposit Insurance Act. Under FDICIA and the IBBEA, the primary regulatory authorities are required to take "prompt corrective action" with respect to depository institutions insured by the FDIC that do not meet the criteria for classification as either "well capitalized" or "adequately capitalized," based upon the institution's leverage ratio, risk-adjusted Tier 1 capital ratio and risk-adjusted total capital ratio. As of December 31, 1998, all of the Company's banking subsidiaries were classified as "well capitalized." Under-capitalized depository institutions are subject to a wide range of limitations in operations and activities, including capital distributions, payment of management fees, and limitations upon institution growth.

     FDICIA, as amended by IBBEA, directs each primary federal regulatory agency to establish regulations or guidelines relating to operational and managerial standards. The federal banking agencies have published final rules implementing the safety and soundness standards required by FDICIA in the areas of internal controls and information systems, internal audit systems, loan documentation, asset growth, asset quality, earnings and compensation, fees and benefits. The impact of such standards on the Company has not been material.

     FDIC INSURANCE. The FDIC insures deposits of the Banks up to the prescribed limit per depositor through the BIF, and the amount of FDIC assessments paid by each BIF member institution is based upon its relative risk of default as measured by regulatory capital ratios and other factors. The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. As of December 31, 1998, each of the Banks qualified for the lowest BIF assessment rate.

     Effective January 1, 1997, all FDIC-insured depository institutions are also required to pay an assessment to provide funds for payment of interest on Financing Corporation ("FICO") bonds. Until December 31, 1999, or when the last savings and loan association ceases to exist, whichever occurs first, institutions must pay approximately 1.3 cents per $100 of BIF-assessable deposits.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:


Name                    Age  Position
----                    ---  --------
Donald R. Mengedoth     54   President, Chief Executive Officer and Chairman of the
                             Board

Mark A. Anderson        41   Vice Chairman - Corporate Services, Chief Financial
                             Officer, Chief Information Officer, Secretary and
                             Treasurer

Ronald K. Strand        52   Vice Chairman - Financial Services Division

David A. Lee            55   Executive Vice President of Regional Banking

Robert W. Jorgensen     51   Senior Vice President and Wyoming Region Manager

Thomas R. Anderson      43   Senior Vice President - Treasury

Cynithia U. Davis       46   Senior Vice President and Southwestern Region Manager

Keith A. Dickelman      44   Senior Vice President and Colorado Region Manager

Dan M. Fisher           44   President and Chief Executive Officer, Community First
                             Service Corporation

Thomas E. Hansen        46   Senior Vice President and Central Region Manager

Bruce A. Heysse         47   Senior Vice President - Acquisitions and Integration

Thomas A. Hilt          56   Senior Vice President and Chief Administrative Officer

Gary A. Knutson         51   Senior Vice President and Eastern Region Manager

Charles A. Mausbach     47   Senior Vice President and Western Region Manager

Harriette S. McCaul     48   Senior Vice President - Human Resources

Brad J. Rasmus          37   Senior Vice President & Financial Services Sales
                             Manager

Patricia J. Staples     43   Senior Vice President of Marketing

Craig A. Weiss          37   Senior Vice President - Finance


     Donald R. Mengedoth has been President, Chief Executive Officer, Chairman of the Board and a director of the Company since its organization in 1986. He was Senior Vice President of First Bank System,

Inc. ("FBS"), currently known as U.S. Bancorp, from 1982 to 1987 and has worked in the banking business since 1966, including management positions in retail banking operations, human resources and commercial lending. From 1984 to 1987, Mr. Mengedoth was Regional Managing Director of FBS. From 1979 to 1982, Mr. Mengedoth was Vice President - Operations for FBS. Prior to that time, he was Senior Vice President of First Bank Milwaukee. He has been First Vice President of the American Bankers Association since October 1998.

     Mark A. Anderson has been Vice Chairman - Corporate Services of the Company since October 1998, Chief Financial Officer, Secretary and Treasurer of the Company since its organization in 1986 and Chief Information Officer since February 1998. He was Vice President and Regional Controller for FBS from 1984 to 1987. From 1979 to 1984, he held various positions with FBS-affiliated banks in the finance and credit analysis areas. Mr. Anderson is a Chartered Financial Analyst and a Certified Management Accountant.

     Ronald K. Strand has been Vice Chairman - Financial Services Division since October 1998. He was Executive Vice President - Banking Group since February 1993 and was previously Senior Vice President and Region Manager for South Dakota and North Dakota for the Company from January 1991 to February 1993. Previously, Mr. Strand had been Vice President and Regional Manager for the Company and President, Chief Executive Officer and a director of the Company's affiliate bank in Wahpeton, North Dakota since 1988. Prior to his affiliation with the Company, he served as President and Chief Executive Officer of Norwest Bank of North Dakota, N.A., Wahpeton, from 1985 until 1988. He was employed by Norwest for a total of 15 years, having previously worked in Norwest banks in Jamestown, North Dakota, and Moorhead, Minnesota.

     David A. Lee has been Executive Vice President of Regional Banking since October 1998. He was previously Senior Vice President and Eastern Region Manager and had been a Region Manager of the Company since 1988. He was President and Chief Executive Officer and a director of the Company's affiliate bank in Little Falls from 1987 to January 1991. Mr. Lee held various positions with FBS from 1966 to 1987.

     Robert W. Jorgensen has been Senior Vice President and Wyoming Region Manager since January 1999. He was previously President of Community First National Bank, Paynesville, Minnesota from 1989 to 1998.

     Thomas R. Anderson has been Senior Vice President - Treasury since February 1998. He was previously Vice President/Funds Manager of the Company from 1988 to 1997 and Funds Management Officer from 1987 to 1988. Prior to 1987, he was employed by Norwest Corporation for seven years, most recently as a Senior Financial Analyst.

     Cynthia U. Davis has been Senior Vice President and Southwestern Region Manager since October 1997. From October 1987 to October 1997, she held various positions with Banc One Corporation, including Vice President, Retail Delivery for Banc One Corporation and Vice President Region Manager for 36 Bank One banking centers in Northern Arizona. She has a total of 23 years of banking experience in Arizona, Idaho and California.

     Keith A. Dickelman has been Senior Vice President and Colorado Region Manager since January, 1998. He was previously President of Community First National Bank, Fergus Falls, Minnesota from 1995 to 1997 and from 1992 to 1995 served as a Senior Loan Officer and Senior Vice President of Community First National Bank, Fargo, North Dakota.

     Dan M. Fisher has been President and Chief Executive Officer of Community First Service Corporation since October 1998 and previously served as Executive Vice President - Bank Operations at the subsidiary. Mr. Fisher was previously District Manager and Senior Vice President of Fiserv Inc., a financial services data and item processor from October 1996 to September 1998. Prior to that, he served as Senior

Vice President and Operations Manager of Norwest Bank Minnesota, N.A. from August 1988 to October 1996.

     Thomas E. Hansen has been Senior Vice President and Central Region Manager since April 1993. He also served as President, Chief Executive Officer and a director of the Company's affiliate bank in Fargo, North Dakota from April 1993 to December 1996. Previously, he was employed by Norwest Bank Fargo for 19 years, most recently as President.

     Bruce A. Heysse has been Senior Vice President - Acquisitions and Integration since July 1996. He was Senior Vice President and Integration Manager of the Company from November 1995 to June 1996. He was Vice President and Senior Credit Officer of the Company from 1987 to November 1995. He began his banking career at the Company's affiliate bank in Wahpeton, North Dakota, and had a total of 11 years of banking experience prior to joining the Company.

     Thomas A. Hilt has been Senior Vice President and Chief Administrative Officer of the Company since 1987 and President of Community First Service Corporation, the Company's data processing subsidiary, since 1988. He was Vice President and Manager - Operations Support for the Regional Division of FBS from 1984 to 1987. Prior to 1984, he held various positions with FBS since 1967, including responsibility for systems development, programming, audit and examination functions.

     Gary A. Knutson has been Senior Vice President and Eastern Region Manager since July, 1996 and previously was Senior Vice President and Western Region Manager of the Company since September 1993. He was President, Chief Executive Officer and a director of the Company's affiliate bank in Wahpeton, North Dakota from January 1991 to September 1993. He began his banking career at the Company's affiliate bank in Lidgerwood, North Dakota, and had a total of 14 years of banking experience prior to joining the Company.

     Charles A. Mausbach has been Senior Vice President and Western Region Manager since March 1998. He was President of Community First National Bank, Worthington, Minnesota from October 1992 to February 1998.

     Harriette S. McCaul, Ph.D., has been Senior Vice President - Human Resources since February 1997. Previously, she was the Dean of the College of Business Administration at North Dakota State University in Fargo, North Dakota. She joined NDSU in 1983 and held various teaching and administrative positions in the Business Department and human resources area. Prior to that time, she was an instructor at Moorhead State University, Moorhead, Minnesota, and the director of faculty and staff benefits at the University of Kansas.

     Brad J. Rasmus has been Senior Vice President - Financial Services since February 1999. He was previously Vice President & Financial Services Sales Manager. Mr. Rasmus has been employed with the Company since 1995.

     Patricia J. Staples has been Senior Vice President of Marketing since July 1994. Previously, Ms. Staples was employed as the public relations manager with MeritCare Health System in Fargo, North Dakota for 10 years.

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

     The Company maintains its offices at 520 Main Avenue, Fargo, North Dakota, consisting of approximately 34,000 square feet at an annual rental of $443,000, payable to its subsidiary, CFPI. The Company believes these facilities will be adequate for the foreseeable future. The Company also utilizes office space at affiliate banks located in Denver, Colorado and Cheyenne, Wyoming as well as leasing approximately 4,000 square feet of office space in Phoenix, Arizona at an annual rental of approximately $84,000. Each of the Banks owns its main office and those of its branches, and these facilities range in size from approximately 1,200 to 36,000 square feet. During 1997, the Company constructed and owns a 47,000 square foot two-story building in Fargo, North Dakota which is leased to CFSC.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information as to the principal market on which the Company's common stock is traded, market price information for the common stock of the Company, the approximate number of holders of record as of December 31, 1998, and the Company's dividend policy is incorporated herein by reference from the inside back cover of the 1998 Annual Report to Shareholders.


ITEM 6.   SELECTED FINANCIAL DATA

     Selected financial data for the five years ended December 31, 1998, consisting of data captioned "Financial Highlights" on the facing page to page 1 of the 1998 Annual Report to Shareholders, "Consolidated Statement of Condition--Five-Year Summary" on page 40 of the Annual Report and "Consolidated Statement of Income-Five Year Summary" on page 41 of the Annual Report are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 22 of the 1998 Annual Report to Shareholders is incorporated hereby by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth on pages 12 through 22 of the 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis - Results of Operations, Financial Condition and Asset/Liability Management" is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Statements of Financial Condition of the Company as of December 31, 1998 and 1997, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years ended December 31, 1998, the Notes to the Consolidated Financial Statements and the Report of Ernst & Young LLP, independent auditors, contained in the Company's 1998 Annual Report to Shareholders on pages 23 through 39 and reconciliation of amounts previously reported in Form 10-Q to restated financial data as currently included in Exhibit 99.4, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the Company's 1999 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance" is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth in the 1999 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference, except that information under the captions "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance" is not so incorporated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the 1999 Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the 1999 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.


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

     3.   PRO FORMA FINANCIAL INFORMATION.  None.

(b)  REPORTS ON FORM 8-K.

      None.

(c)  EXHIBITS.


Exhibit
Number    Description
-------   -----------
  2.1     Agreement and Plan of Reorganization dated as of June 25, 1996 between the Registrant and Mountain Parks Financial Corp. (incorporated by reference to the Appendix to the Registrant's Joint Proxy Statement
          with Mountain Parks Financial Corp. included in the Registration
          Statement on Form S-4 [File No. 333-14439], as declared effective by the Commission on November 7, 1996).



Exhibit
Number    Description
-------   -----------
  2.2     Stock Purchase Agreement dated as of February 18, 1997 by and among the Registrant, KeyCorp and Key Bank of the Rocky Mountains, Inc.
          (incorporated by reference to Exhibit 2.8 to the Registrant's
          Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission as of May 8, 1997
          [the "1996 Form 10-K"]).

  2.3 Restated Agreement and Plan of Merger dated as of August 22, 1997, including Agreement and First Amendment to Agreement dated as of the same date, between the Registrant and First National Summit
          Bankshares, Inc. (incorporated by reference to Appendices A and B to the Proxy Statement-Prospectus contained in the Registrant's
          Registration Statement on Form S-4 [File No. 333-38997] filed with the
          Commission on October 29, 1997).

  2.4 Restated Agreement and Plan of Merger dated as of August 28, 1997 between the Registrant and Republic National Bancorp, Inc.
          (incorporated by reference to Appendix A to the Proxy
          Statement-Prospectus contained in the Registrant's Registration
          Statement on Form S-4 [File No. 333-38225] filed with the Commission on October 20, 1997).

  2.5 Office Purchase and Assumption Agreement dated as of the 10th day of September, 1997 by and between Bank One, Arizona, National
          Association, Bank One, Colorado, National Association, Bank One, Utah,
          National Association and the Registrant, (incorporated by reference to Exhibit 2.6 to the Registrant's Registration Statement on Form S-4
          [File No. 333-36091], filed with the Commission on September 22,
          1997).

  2.6 Agreement and Plan of Merger dated as of November 6, 1997, among the Registrant, Community First National Bank and Pioneer Bank of Longmont
          (the "Parties")(incorporated by reference to Exhibit 2.7 to the Registrant's Registration Statement on Form S-4 [File No. 333-37527], filed with the Commission on November 21, 1997), and as amended by First Amendment to Agreement and Plan of Merger dated as of the 19th day of December, 1997, by and among the Parties (incorporated by reference to Appendix B to the Proxy Statement-Prospectus contained in the Registrant's Registration Statement on Form S-4 [File No.
          333-48825] filed with the Commission on March 31, 1998).

  2.7 Agreement and Plan of Merger dated as of January 8, 1998 by and between the Registrant and Community Bancorp, Inc. (incorporated by reference to Exhibit 2.14 to the Registrant's Registration Statement on Form S-4 [File No. 333-49367] filed with the Commission on June 9,
          1998 (the "June 1998 Form S-4")), and as amended by First Amendment to
          Agreement and Plan of Merger, dated as of the 9th day of March, 1998, between the Registrant and Community Bancorp, Inc. (incorporated by reference to Exhibit 2.15 to the June 1998 Form S-4).

  2.8 Agreement and Plan of Merger dated as of April 2, 1998 between the Registrant and Western Bancshares of Las Cruces, Inc. (incorporated by reference to Exhibit 2.16 to the June 1998 Form S-4).



Exhibit
Number    Description
-------   -----------
  2.9     Agreement and Plan of Merger dated as of May 18, 1998 between the
          Registrant and Guardian Bancorp. (incorporated by reference to Exhibit
          2.17 to the June 1998 Form S-4).

  2.10 Agreement and Plan of Merger dated as of January 12, 1998 between the Registrant and FNB, Inc. (incorporated by reference to Exhibit
          2.16 to the June 1998 Form S-4).

  3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the 1996 Form 10-K), as amended by a Certificate of Amendment to the Registrant's Certificate of Incorporation as filed with the Delaware Secretary of State on May 7, 1998 and attached hereto.

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

  4.2     Form of Rights Agreement dated as of January 5, 1995, between the
          Registrant, and Norwest Bank Minnesota, National Association ("Norwest
          Bank"), which includes as Exhibit B thereto the form of Rights
          Certificate (incorporated by reference to Exhibit 1 to the Form 8-A.)

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

  4.6     Indenture dated June 24, 1997 relating to the Registrant's 7.30%
          Subordinated Notes Due 2004 (the "New Notes") between the Registrant and Norwest Bank, as trustee (incorporated by reference to Exhibit
          4.1 to the Registrant's Registration Statement on Form S-4 [File No.
          333-36091] as declared effective by the Commission on November 10, 1997 [the "1997 Subordinated Note Form S-4"]).

  4.7 Subordinated Indenture dated December 10, 1997, between the Registrant and Wilmington Trust Company, as Indenture Trustee, including form of Junior Subordinated Indenture (incorporated by reference to Exhibit
          4.1 to the Registrant's Registration Statement on Form S-3 [File No.
          333-



Exhibit
Number    Description
-------   -----------
          37521] as declared effective by the Commission on December 4, 1997
          [the "1997 CFB Capital II Form S-3"]).

  4.8     Amended and Restated Trust Agreement of CFB Capital II dated December
          10, 1997, including Form of Capital Security Certificate of CFB
          Capital II (incorporated by reference to Exhibit 4.5 to the 1997 CFB
          Capital II Form S-3).

  4.9 Capital Securities Guarantee Agreement dated as of December 10, 1997, between the Registrant and Wilmington Trust Company as Trustee
          (incorporated by reference to Exhibit 4.7 to the 1997 CFB Capital II
          Form S-3).

 10.1     1998 Annual Incentive Plan for Holding Company Management.*

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

 10.7     Lease dated April 27, 1993, between Community First Properties, Inc.
          (formerly Fargo Tower Partners) and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1994).

 10.8 Promissory Note dated July 14, 1997 (Term Note) in the principal amount of $30,000,000, issued to Norwest Bank, as Agent, on behalf of Harris Trust and Savings Bank ("Harris"), Band of America National
          Trust and Savings Association ("Bank of America") and Norwest
          (incorporated by reference to Exhibit 10.8 to Registrant's Amendment
          No. 1 to its Annual Report on Form 10-K for the year ended December
          21, 1997 [the "1997 Form 10-K"]).



Exhibit
Number    Description
-------   -----------
 10.9     Promissory Notes dated July 14, 1997 (Current Notes), each in the principal amount of $8,333,333.33, issued to each of Harris Bank of
          America, and Norwest (incorporated by reference to Exhibit 10.9 to the
          1997 Form 10-K).

 10.10 Credit Agreement dated July 14, 1997 among the Company, Harris Bank of America, Norwest as a lender, and Norwest as Agent (incorporated by reference to Exhibit 10.10 to the 1997 Form 10-K).

 10.11 Form of Indemnification Agreement entered into by and between the Registrant and the Registrant's officers and directors (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form
          10-K for the year ended December 31, 1992 [the "1992 Form 10-K"]).

 10.12    1996 Stock Option Plan, as approved by the Board of Directors on
          February 6, 1996 (incorporated by  reference to Exhibit 10.15 to the
          1995 Form 10-K), and as amended by resolution of the Board of Directors on February 1, 1999 in the form attached.

 10.13    Supplemental Executive Retirement Plan, effective as of August 1, 1995
          (incorporated by reference to Exhibit 10.13 to the 1997 Form 10-K).*

 10.14    Registrant's Deferred Compensation Plan for Members of the Board of
          Directors, effective August 1, 1993, including First Amendment to the
          Registrant's Deferred Compensation Plan for Members of the Board of
          Directors, effective as of February 1, 1999.

 10.15.1 Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Donald R. Mengedoth.*

 10.15.2 Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Mark A. Anderson.*

 10.15.3 Form of Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Messrs. David A. Lee, Ronald K. Strand and
          Bruce A. Heysse.*

 10.15.4 Form of Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Registrant's executive officers.*

 13.1     Annual Report to Shareholders.

 21.1     Subsidiaries of the Registrant.



Exhibit
Number    Description
-------   -----------
 23.1     Consent of Ernst & Young LLP.

 23.2     Consent of Baird, Kurtz & Dobson.

 23.3     Consent of Starr Colton Pena Vogel & Co.

 23.4     Consent of Simpson & Company.

 27.1     Financial Data Schedule relating to Financial Statements at December
          31, 1998.

 27.2     Restated Financial Data Schedules relating to Restated Financial
          Statements at December 31, 1997 and December 31, 1996.

 27.3     Restated Financial Data Schedules relating to Restated Financial
          Statements at March 31, 1998, June 30, 1998 and September 30, 1998.

 27.4     Restated Financial Data Schedules relating to Restated Financial
          Statements at March 31, 1997, June 30, 1997 and September 30, 1997.

 99.1     Report of Baird, Kurtz & Dobson regarding financial statements of
          Community Bancorp, Inc.

 99.2 Report of Starr Colton Pena Vogel & Co. regarding financial statements of Western Bancshares of Las Cruces, Inc.

 99.3     Report of Simpson & Company regarding financial statements of Guardian
          Bancorp.

 99.4     Reconciliation of Amounts Previously Reported.


----------------
*Executive compensation plans and arrangements.

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

                                            COMMUNITY FIRST BANKSHARES, INC.
                                            ("Registrant")

Dated: March 22, 1999                       By  /s/ Donald R. Mengedoth
                                               ----------------------------
                                               Donald R. Mengedoth
                                               President, Chief Executive
                                               Officer and Chairman of the
                                               Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


Signature and Title                                   Date
-------------------                                   ----
/s/ Donald R. Mengedoth                               March 22, 1999
---------------------------------------------
Donald R. Mengedoth
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)


/s/ Mark A. Anderson                                  March 22, 1999
---------------------------------------------
Mark A. Anderson
Vice Chairman-Corporate Services, Chief Financial Officer,
Secretary, Treasurer and Chief Information Officer
(Principal Financial and Accounting Officer)


/s/ Patricia A. Adam                                  March 22, 1999
---------------------------------------------
Patricia A. Adam, Director


/s/ James T. Anderson                                 March 22, 1999
---------------------------------------------
James T. Anderson, Director


/s/ Patrick E. Benedict                               March 22, 1999
---------------------------------------------
Patrick E. Benedict, Director



Signature and Title                                   Date
-------------------                                   ----
/s/ Patrick Delaney                                   March 22, 1999
---------------------------------------------
Patrick Delaney, Director


/s/ John H. Flittie                                   March 22, 1999
---------------------------------------------
John H. Flittie, Director


/s/ Darrell G. Knudson                                March 22, 1999
---------------------------------------------
Darrell G. Knudson, Director


/s/ Dennis M. Mathisen                                March 22, 1999
---------------------------------------------
Dennis M. Mathisen, Director


/s/ Marilyn R. Seymann                                March 22, 1999
---------------------------------------------
Marilyn R. Seymann, Director


/s/ Thomas C. Wold                                    March 22, 1999
---------------------------------------------
Thomas C. Wold, Director


/s/ Harvey L. Wollman                                 March 22, 1999
---------------------------------------------
Harvey L. Wollman, Director

                                EXHIBIT INDEX

Exhibit No.                     Description
-----------                     -----------
      3.1      Certificate of Amendment to the Registrant's Certificate of
               Incorporation as filed with the Delaware Secretary of State on
               May 7, 1998

     10.1      1998 Annual Incentive Plan for Holding Company Management

     10.12     Amendments to 1996 Stock Option Plan Adopted on February 1, 1999

     10.14 Registrant's Deferred Compensation Plan for Members of the Board of Directors, effective August 1, 1993, including First Amendment to the Registrant's Deferred Compensation Plan for Members of the Board of Directors, effective as of February 1, 1999

     10.15.1 Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Donald R. Mengedoth

     10.15.2 Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Mark A. Anderson

     10.15.3   Form of Change in Control Severance Agreement dated December 1,
               1998 between the Registrant and Messrs. David A. Lee, Ronald K.
               Strand and Bruce A. Heysse

     10.15.4   Form of Change in Control Severance Agreement dated December 1,
               1998 between the Registrant and Registrant's executive officers

     13.1      Annual Report to Shareholders

     21.1      Subsidiaries of the Registrant

     23.1      Consent of Ernst & Young LLP

     23.2      Consent of Baird, Kurtz & Dobson

     23.3      Consent of Starr Colton Pena Vogel & Co.

     23.4      Consent of Simpson & Company

     27.1      Financial Data Schedule relating to Financial Statements at
               December 31, 1998

     27.2      Restated Financial Data Schedules relating to Restated Financial
               Statements at December 31, 1997 and December 31, 1996.


     27.3      Restated Financial Data Schedules relating to Restated Financial
               Statements at March 31, 1998, June 30, 1998 and September 30,
               1998.

     27.4      Restated Financial Data Schedules relating to Restated Financial
               Statements at March 31, 1997, June 30, 1997 and September 30,
               1997.

     99.1      Report of Baird, Kurtz & Dobson regarding financial statements of
               Community Bancorp, Inc.

     99.2 Report of Starr Colton Pena Vogel & Co. regarding financial statements of Western Bancshares of Las Cruces, Inc.

     99.3 Report of Simpson & Company regarding financial statements of Guardian Bancorp

     99.4      Reconciliation of Amounts Previously Reported
