Form 10-Q
period 1999-03-31
COMMUNITY FIRST BANKSHARES INC
filed 1999-05-13
CIK 857593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                                -----------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to _________

                         Commission file number 0-19368
                                                --------

                        COMMUNITY FIRST BANKSHARES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  46-0391436
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         520 Main Avenue
           Fargo, ND                                     58124
-------------------------------            ------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (701) 298-5600
                       ----------------------------------
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

At May 10, 1999, 47,114,179 shares of Common Stock were outstanding.

                         COMMUNITY FIRST BANKSHARES, INC.

                                  FORM 10-Q

                           QUARTER ENDED MARCH 31, 1999

                                    INDEX

                                                                                                             PAGE
                                                                                                            ------
PART I - FINANCIAL INFORMATION:

       Item 1.      Condensed Consolidated Financial Statements and Notes............................         3 - 9

       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................       10 - 15

       Item 3.      Quantitative and Qualitative Disclosure About Market Risk........................            16

PART II - OTHER INFORMATION:

       Item 1.      Legal Proceedings................................................................            17

       Item 2.      Changes in Securities............................................................            17

       Item 3.      Defaults Upon Senior Securities..................................................            17

       Item 4.      Submission of Matters to a Vote of Security Holders..............................            17

       Item 5.      Other Information................................................................            17

       Item 6.      Exhibits and Reports on Form 8-K.................................................            17

SIGNATURES          .................................................................................            18

                                          COMMUNITY FIRST BANKSHARES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           March 31,          December 31,
(Dollars in thousands)                                                          1999                  1998
----------------------------------------------------------------------------------------------------------
                                                                         (unaudited)
ASSETS
Cash and due from banks..............................................   $    198,860          $    250,963
Federal funds sold and securities purchased under
    agreements to resell.............................................            195                   100
Interest-bearing deposits............................................         10,457                 5,067
Available-for-sale securities........................................      2,001,197             1,980,530
Held-to-maturity securities (fair value: 3/31/99 -
    $70,556, 12/31/98 - $69,906).....................................         70,556                69,906
Loans................................................................      3,327,424             3,386,142
     Less: Allowance for loan losses.................................        (51,422)              (50,173)
-----------------------------------------------------------------------------------------------------------
         Net loans...................................................      3,276,002             3,335,969
Bank premises and equipment, net.....................................        123,697               123,254
Accrued interest receivable..........................................         48,213                51,429
Intangible assets....................................................        130,625               133,231
Other assets.........................................................         57,011                52,523
----------------------------------------------------------------------------------------------------------
         Total assets................................................    $ 5,916,813           $ 6,002,972
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing.............................................   $    802,645          $    547,703
     Interest-bearing................................................      3,969,436             4,336,969
----------------------------------------------------------------------------------------------------------
         Total deposits..............................................      4,772,081             4,884,672
Federal funds purchased and securities sold under
    agreements to repurchase.........................................        172,913               143,057
Other short-term borrowings..........................................        293,990               292,669
Long-term debt.......................................................         94,443                93,472
Capital lease obligations............................................          4,732                 5,238
Accrued interest payable.............................................         28,203                26,650
Other liabilities....................................................         24,658                31,968
----------------------------------------------------------------------------------------------------------
         Total liabilities...........................................      5,391,020             5,477,726

Company-obligated mandatorily redeemable
     preferred securities of CFB Capital I & II......................        120,000               120,000
Shareholders' equity:
    Common stock.....................................................            477                   477
    Capital surplus..................................................        172,043               172,043
    Retained earnings................................................        244,186               244,835
    Less cost of common stock in treasury -
          March 31, 1999 - 555,178 shares
          December 31, 1998 - 564,588 shares.........................        (10,913)              (12,109)
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity...........................................        405,793               405,246
----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity...........................    $ 5,916,813           $ 6,002,972
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

                         COMMUNITY FIRST BANKSHARES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                           For the Three Months Ended
                                                                                   March  31,
                                                                       -----------------------------------
(Dollars in thousands, except per share data)                                                (restated)
(Unaudited)                                                                   1999                  1998
----------------------------------------------------------------------------------------------------------
Interest income:
    Loans............................................................       $ 78,323              $ 75,426
    Investment securities............................................         31,748                27,470
    Interest-bearing deposits........................................             29                   161
    Federal funds sold and resale agreements.........................             56                 1,085
----------------------------------------------------------------------------------------------------------
         Total interest income.......................................        110,156               104,142
Interest expense:
    Deposits.........................................................         36,925                39,710
    Short-term and other borrowings..................................          5,560                 2,186
    Long-term debt...................................................          1,676                 2,114
----------------------------------------------------------------------------------------------------------
         Total interest expense......................................         44,161                44,010
----------------------------------------------------------------------------------------------------------
Net interest income..................................................         65,995                60,132
Provision for loan losses............................................          4,731                 1,752
----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses..................         61,264                58,380
----------------------------------------------------------------------------------------------------------
Noninterest income:
    Service charges on deposit accounts..............................          7,641                 6,711
    Fees from fiduciary activities...................................          1,295                 1,224
    Insurance commissions............................................          1,972                 1,479
    Net gain on sales of available-for-sale securities...............            530                   481
    Other............................................................          4,240                 4,297
----------------------------------------------------------------------------------------------------------
         Total noninterest income:...................................         15,678                14,192
----------------------------------------------------------------------------------------------------------
Noninterest expense:
    Salaries and employee benefits...................................         25,117                24,607
    Net occupancy....................................................          7,486                 8,323
    FDIC insurance...................................................            191                   176
    Legal and accounting.............................................            601                   587
    Other professional service.......................................          1,351                   460
    Data processing..................................................            804                   422
    Acquisitions.....................................................              0                    52
    Company-obligated mandatorily redeemable preferred
         securities of CFB Capital I & II............................          2,561                 2,534
    Amortization of intangibles......................................          2,621                 2,365
    Other............................................................          9,416                10,002
----------------------------------------------------------------------------------------------------------
         Total noninterest expense...................................         50,148                49,528
Income from continuing operations before income
    taxes ...........................................................         26,794                23,044
Provision for income taxes...........................................          9,183                 6,277
----------------------------------------------------------------------------------------------------------
Income from continuing operations ...................................         17,611                16,767
Discontinued operations:
    Income from operations of discontinued operations
         (less applicable income taxes)..............................              0                   (68)
-----------------------------------------------------------------------------------------------------------
Net income...........................................................       $ 17,611              $ 16,699
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                               ------------------------------
(Dollars in thousands, except per share data)                                                      (restated)
(Unaudited)                                                                        1999                  1998
-------------------------------------------------------------------------------------------------------------
Earnings per common and common equivalent share:
Basic income from continuing operations.........................                  $0.37                 $0.35
Discontinued operations.........................................                   0.00                  0.00
-------------------------------------------------------------------------------------------------------------
Basic net income................................................                  $0.37                 $0.35
-------------------------------------------------------------------------------------------------------------
Diluted income from continuing operations ......................                  $0.37                 $0.35
Discontinued operations.........................................                   0.00                  0.00
-------------------------------------------------------------------------------------------------------------
Diluted net income..............................................                  $0.37                 $0.35
-------------------------------------------------------------------------------------------------------------
Average common shares outstanding:

    Basic.......................................................             47,140,043            47,304,562
    Diluted.....................................................             47,498,661            48,041,294
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

Dividend declared per common share..............................                  $0.14                 $0.11
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------




                      STATEMENTS OF COMPREHENSIVE INCOME

                                                                              For the Three Months Ended
                                                                                        March 31,
                                                                          --------------------------------
(Dollars in thousands, except per share data)                                                   (restated)
(Unaudited)                                                                  1999                     1998
----------------------------------------------------------------------------------------------------------
Net income......................................................             $17,611               $16,699
Other comprehensive income, net of tax:
    Unrealized gains on securities:
         Unrealized holding gains arising during period.........              (8,010)                 (889)
         Less: Reclassified adjustment for gains
            included in net income..............................                (318)                 (292)
-----------------------------------------------------------------------------------------------------------
Other comprehensive income......................................              (8,328)               (1,181)
-----------------------------------------------------------------------------------------------------------
Comprehensive income............................................              $9,283               $15,518
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

                         COMMUNITY FIRST BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                          ---------------------------------
(In thousands)                                                                                  (restated)
(Unaudited)                                                                     1999                  1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................................       $ 17,611              $ 16,699
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Provision for loan losses...................................          4,731                 1,752
         Depreciation................................................          3,661                 3,572
         Amortization of intangibles.................................          2,621                 2,365
         Net of amortization of premiums & discounts
              on securities..........................................            149                (1,070)
    Decrease (increase) in interest receivable.......................          3,216                (1,966)
         Increase in interest payable................................          1,553                 2,762
         Other - net.................................................         (7,446)              (44,580)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities..................         26,096               (20,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in interest-bearing deposits........................         (5,390)               (1,470)
    Purchases of available-for-sale securities.......................       (302,915)           (2,320,678)
    Maturities of available-for-sale securities......................        232,969             1,750,935
    Sales of securities, net of gains................................         36,247                34,287
    Purchases of held-to-maturity securities.........................           (817)               (6,081)
    Maturities of held-to-maturity securities........................            167                 9,400
    Net decrease (increase) in loans.................................         55,236               (99,032)
    Net increase in bank premises and equipment......................         (4,104)              (10,395)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities..................         11,393              (643,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW
    accounts and savings accounts....................................        (92,295)              399,719
Net (decrease) increase in time accounts.............................        (20,296)              254,578
Net increase (decrease) in short-term & other borrowings.............         31,177                (3,878)
Net increase in long-term debt.......................................            971                 2,646
Purchase of common stock held in treasury............................         (3,999)               (3,039)
Sale of common stock held in treasury................................          1,549                   544
Common stock dividends paid..........................................         (6,604)               (4,471)
-----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities..................        (89,497)              646,099
----------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents............................        (52,008)              (17,401)
Cash and cash equivalents at beginning of period.....................        251,063               331,131
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period...........................      $ 199,055             $ 313,730
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

                        COMMUNITY FIRST BANKSHARES, INC.

           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1999

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the "Company"), its wholly-owned data processing, credit origination, insurance agency and properties subsidiaries, and its eleven wholly-owned subsidiary banks, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

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

NOTE B - SUBSEQUENT EVENTS

    On May 10, 1999, the Company signed a definitive agreement to acquire Valley National Corporation ("Valley National"), the holding company for Valle de Oro Bank, N.A., El Cajon, California through the issuance of Company common stock to holders of Valley National common stock. The transaction, which is subject to due diligence and regulatory and stockholder approval, is expected to be completed during the fourth quarter of 1999 and is expected to be accounted for using the pooling of interests method of accounting. Valley National had assets of approximately $241 million and deposits of approximately $220 million as of March 31, 1999.

    On April 8, 1999, the Company signed an agreement to complete the purchase and assumption of approximately $20 million in assets and liabilities of the Greeley, Colorado branch of Zions Bancorporation. The transaction is subject to regulatory approval and is expected to be completed during the third quarter. The Greeley office will be merged into the Company's existing Colorado affiliate bank.

    In a related transaction, on April 8, 1999, the Company signed an agreement to complete the sale of its Nephi, Utah office to Zions Bancorporation. The Nephi office had approximately $15 million in assets at March 31, 1999. The transaction is subject to regulatory approval and is expected to be completed during the third quarter.

NOTE C - ACCOUNTING CHANGES

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

NOTE D - INVESTMENTS

    The following is a summary of available-for-sale and held-to-maturity securities at March 31, 1999

                                                                      Available-for-Sale Securities
---------------------------------------------------------------------------------------------------------------
(in thousands):                                                              Gross        Gross       Estimated
                                                          Amortized     Unrealized   Unrealized            Fair
                                                               Cost          Gains       Losses           Value
---------------------------------------------------------------------------------------------------------------
United States Treasury...............................    $    118,305    $   1,372    $      52    $    119,625
United States Government agencies....................         378,500        1,056        2,941         376,615
Mortgage-backed securities...........................       1,206,015        9,657        2,446       1,213,226
Collateralized mortgage obligations..................          48,013          324           20          48,317
State and Political Securities ......................         135,778        2,763          555         137,986
Other securities.....................................         106,481        1,075        2,128         105,428
---------------------------------------------------------------------------------------------------------------
                                                         $  1,993,092    $  16,247    $   8,142    $  2,001,197
                                                         ======================================================

                                                                         Held-to-Maturity Securities
---------------------------------------------------------------------------------------------------------------
                                                                           Gross          Gross       Estimated
                                                         Amortized    Unrealized     Unrealized            Fair
                                                              Cost         Gains         Losses           Value
---------------------------------------------------------------------------------------------------------------
Other securities.....................................       70,556             -              -          70,556
---------------------------------------------------------------------------------------------------------------
                                                        $   70,556    $        -     $        -      $   70,556
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------

     Proceeds from the sale of available-for-sale securities during the three months ended March 31, 1999 and 1998, were $36,247,000 and $34,287,000, respectively. Gross gains of $530,000 and $482,000 were realized on sales during 1999 and 1998, respectively. Gross losses of $1,000 were realized on these sales during 1998. Gains and losses on disposition of these securities were computed using the specific identification method.

NOTE E - LOANS

     The composition of the loan portfolio at March 31, 1999, was as follows (in thousands):


                  Real estate...................................            $  1,214,589
                  Real estate construction......................                 345,176
                  Commercial....................................                 889,792
                  Agricultural..................................                 269,139
                  Consumer and other............................                 608,728
                                                                           -------------
                                                                               3,327,424
                  Less allowance for loan losses................                  51,422
                                                                           -------------
                     Net loans..................................             $ 3,276,002
                                                                           -------------
                                                                           -------------

NOTE F - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at March 31, 1999, were as follows (in thousands):

     Commitments to extend credit...............................               $ 558,170
     Letters of credit..........................................                  25,293

NOTE G - SUBORDINATED NOTES

     Long-term debt at March 31, 1999, included $60 million of 7.30% Subordinated Notes issued in June 1997. These notes are due June 30, 2004, with interest payable semi-annually. At March 31, 1999, the entire $60 million qualified as Tier 2 capital.

NOTE H - INCOME TAXES

     The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

                                                                            MARCH 31, 1999
                                                                            --------------
     35% of pretax income.......................................                 $ 9,378
     State income tax, net of federal tax benefit...............                     523
     Tax-exempt interest........................................                  (1,348)
     Amortization of goodwill...................................                     223
     Other......................................................                     407
                                                                               -----------
     Provision for income taxes.................................                 $ 9,183

NOTE I - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31 (in thousands)                                          1999             1998
---------------------------------------------------------------------------------------------------------
Noncash transfers of held-to-maturity securities
     to available-for-sale securities...........................                $      -         $113,526
Unrealized loss on available-for-sale securities................                  12,884            1,333

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following is a discussion of the Company's financial condition as of March 31, 1999 and December 31, 1998, and its results of operations for the three month periods ended March 31, 1999 and 1998. Each of the pooling of interests transactions described in the table below is reflected in the Company's results of operations for all periods. The purchase transaction described below is reflected in the Company's statement of financial condition at all dates subsequent to the acquisition.

MERGER AND ACQUISITION ACTIVITY

     The Company has made a number of acquisitions during these periods. Each of these acquisitions has had an effect upon the Company's results of operations and financial condition.

     POOLING OF INTERESTS TRANSACTIONS. In the following transactions during the periods presented, the Company accounted for the acquisition using the pooling of interests method.

                        POOLING OF INTERESTS TRANSACTIONS

                                                                                                 Total Assets
                           Location and/or                                 Number of             at Date of
 Date of                   Name of Main Office                            Locations at           Acquisition
 Acquisition               of Acquired Entity                        Date of Acquisition         (in millions)
--------------------------------------------------------------------------------------------------------------
 August 1998               Salt Lake City, Utah                               2                    $    99
 July 1998                 Las Cruces, New Mexico                             3                        159
 May 1998                  FNB, Inc., Colorado                                2                        120
 April 1998                Longmont, Colorado                                 4                        138
 April 1998                Thornton, Colorado                                 4                         78

    With respect to the acquisitions listed above, the Company's results of operations and financial condition have been restated for all historical periods:

    On August 7, 1998, the Company issued approximately 1,526,000 shares of common stock to acquire Guardian Bancorp ("Guardian"), a one-bank holding company headquartered in Salt Lake City, Utah. At acquisition, Guardian had approximately $99 million in assets at two offices in Utah.

    On July 1, 1998, the Company issued approximately 1,932,000 shares of common stock to acquire Western Bancshares of Las Cruces, Inc. ("Western"), a one-bank holding company headquartered in Las Cruces, New Mexico. At acquisition, Western had approximately $159 million in assets at three offices in New Mexico.

    On May 7, 1998, the Company issued approximately 1,135,000 shares of common stock to acquire FNB Inc. ("FNB"), a two-bank holding company with banks in Greeley and Fort Collins, Colorado. At acquisition, FNB had approximately $120 million in assets.

    On April 30, 1998, the Company issued approximately 1,432,000 shares of common stock to acquire Pioneer Bank of Longmont ("Pioneer"). At acquisition, Pioneer had approximately $138 million in assets at four offices in Colorado.

    On April 3, 1998, the Company issued approximately 853,000 shares of common stock to acquire Community Bancorp, Inc. ("CBI"), a one-bank holding company headquartered in Thornton, Colorado. At acquisition, CBI had approximately $78 million in assets at one bank in Colorado.

    PURCHASE TRANSACTIONS. The following transaction during the periods presented was accounted for as a purchase of certain assets and assumption of certain liabilities.

                              PURCHASE TRANSACTION

                                                                                            Total Assets
                                Location and/or                    Number of                  at Date of
 Date of                      Name of Main Office                 Locations at               Acquisition
 Acquisition                    of Acquired Entity           Date of Acquisition            (in millions)
---------------------------------------------------------------------------------------------------------
 January 1998              Banc One, Phoenix, Arizona                 37                    $    730

     The purchase and assumption listed above involved the assets and liabilities of 37 offices of Banc One Corporation located in Arizona, Colorado, and Utah. The transaction resulted in the recognition of approximately $44 million of deposit premium. The purchase was funded through a combination of net proceeds from the issuance of 2,000,000 shares of common stock in December 1997 and the proceeds of the issuance of $60 million 8.20% Cumulative Capital Securities by a business trust subsidiary in December 1997.

OVERVIEW

     For the three months ended March 31, 1999, net income was $17.6 million, an increase of $912,000, or 5.5%, from the $16.7 million earned during the 1998 period. The Company's basic earnings per common share for the first quarter of 1999 were $0.37, compared to $0.35 in 1998. Diluted earnings per common share for the first quarter of 1999 were $0.37.

     Return on average assets was 1.20% for the first quarter of 1999, compared with 1.24% for the 1998 period. Return on average common shareholders' equity for the 1999 and 1998 periods was 17.74%. Principal factors contributing to these changes included incremental net noninterest expenses associated with the acquisition and integration of entities acquired during 1998.

SALE OF SUB-PRIME LENDING BUSINESS

     In December 1996, the Company acquired two sub-prime lending affiliates, Mountain Parks Financial Services, Inc. ("MPFS") and Equity Lending, Inc. ("ELI"), through its merger with Mountain Parks Financial Corporation. The Company subsequently decided to sell MPFS and ELI and accounted for these entities as discontinued operations during 1997 and the first two quarters of 1998.

     During the first two quarters of 1998, the Company recognized a charge of $1.7 million, which reflected the expected loss on disposition of the subsidiaries, and realized a $2.2 million operating loss, consisting of $707,000 attributed to quarterly operations, including a $68,000 loss during the first quarter and $1.4 million associated with one-time operating expenses related to preparing the subsidiaries for sale.

     As of June 30, 1998, in anticipation of the disposition of certain operating assets, the Company changed the status of MPFS and ELI from discontinued operations and reflected the assets expected to be retained as loans. In July 1998, the Company sold the operating assets, excluding loans retained of MPFS and ELI in cash transactions. The Company retained approximately $50 million in sub-prime mortgage loans originated by ELI, approximately $50 million in automobile installment contracts originated by MPFS and servicing rights on an additional $100 million in ELI loans sold to other parties. In late 1998, the Company sold a portion of the loans retained from MPFS and ELI. The Company recorded another charge of $10 million in the fourth quarter in connection with further expected losses upon liquidation of these assets, including direct losses, increased reserves, termination fees on certain servicing contracts and severance costs for loan servicing personnel. At March 31, 1999, the Company had approximately $20 million in performing sub-prime mortgages and $33 million in automobile installment contracts. During April 1999, the Company sold $8.5 million of the remaining sub-prime mortgages and $22 million of the remaining automobile installment contracts. The Company expects to sell the remaining assets in the second quarter of 1999, and the Company anticipates that after the sale, it will not pursue further sub-prime lending activities.

RESULTS OF OPERATIONS

     NET INTEREST INCOME

     Net interest income for the three months ended March 31, 1999, was $66.0 million, an increase of $5.9 million, or 9.8%, from the net interest income of $60.1 million earned during the 1998 period. The increase was principally due to the increased asset base associated with the acquisition completed during 1998. The net interest margin of 5.07% for the period ended March 31, 1999 was down slightly from 5.08% for the 1998 period.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended March 31, 1999, was $4.7 million, an increase of $2.9 million, or 161.1%, from the $1.8 million provision during the 1998 period. This increase reflects the Company's objective of maintaining adequate reserve levels in recognition of significant loan growth in the Company's subsidiaries, as well as providing for the credit risk associated with the Company's sub-prime loan portfolios.

     NONINTEREST INCOME

     Noninterest income for the three months ended March 31, 1999, was $15.7 million, an increase of $1.5 million, or 10.6%, from the 1998 level of $14.2 million. The increase included an increase of $930,000 in deposit service charges and an increase of $493,000 in insurance commissions.

     NONINTEREST EXPENSE

     Noninterest expense for the three months ended March 31, 1999, was $50.1 million, an increase of $620,000, or 1.2%, from the level of $49.5 million during the 1998 period. The nominal increase is due in part to the Company's cost reduction initiatives implemented during the fourth quarter of 1998. As a result, only small increases occurred in salaries and benefits, occupancy and other expenses. Other professional services increased $891,000 from $460,000 in the period ended March 31, 1998 to $1,351,000 in the current period. Amortization of intangibles increased $256,000 from $2.4 million in the period ended March 31, 1998, to $2.6 million in the current period, due principally to the 1998 Banc One acquisition.

     PROVISION FOR INCOME TAXES

     The provision for income taxes for the three months ended March 31, 1999, was $9.2 million, an increase of $2.9 million, or 46.0%, from the 1998 level of $6.3 million, due primarily to the increase in pre-tax income resulting from the acquisition completed in 1998.

YEAR 2000 ISSUE

     The Company is evaluating the potential impact of what is commonly referred to as the "Year 2000" issue. This issue addresses the potential inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. If not corrected, these systems could fail or create erroneous results. The Company has established a dedicated Year 2000 Team to focus on all significant operational areas throughout the Company. This team has worked with management to commence the following steps: (i) implementing a Year 2000 Assessment and Testing Plan for all items that may be affected by the Year 2000 date change; (ii) working with loan customers to help them understand the impact of the Year 2000 on their business; (iii) communicating with third parties that interact with the Company to ensure they are addressing the Year 2000 issue; (iv) communicating with hardware and software suppliers to ensure Year 2000 compliance among their products; and (v) contingency and disaster recovery planning to ensure Year 2000 problem resolution. The Company has identified and tested the applications it believes are mission critical, and the initial test results indicated that these systems are Year 2000 compliant. The Company completed testing and established compliance with respect to its applications, subject to equipment upgrades during 1999, ongoing communications with third parties, and compliance of any entities acquired in 1999.

Regardless of the Year 2000 compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant. Such risks may include potential losses related to loans made to third parties whose businesses are adversely affected by the Year 2000 issue, the disruption or inaccuracy of data provided by non-Year 2000 compliant third parties and business disruption caused by the failure of service providers, such as security and data processing companies, to become Year 2000 compliant. Another pervasive banking risk associated with the Year 2000 issue is the risk of banking customers withdrawing and retaining large amounts of cash during late 1999, thus reducing the Company's deposits and needed working capital. Because of these uncertainties, there can be no assurance that the Year 2000 issue will not have a material financial impact in any future period.

     The Company incurred operating costs of $400,000 during 1998, which included $100,000 in labor costs associated with dedicated staff and $200,000 of labor costs related to other staff time devoted to Year 2000 compliance and $100,000 in costs related to the write off of non-compliant equipment. The Company also incurred $1.0 million in capital expenditures for equipment upgrades related to the compliance effort. During the first quarter of 1999, the Company incurred approximately $150,000 in operating costs and an additional $700,000 in capital expenditures. During the remainder of 1999, the Company expects to incur an additional $250,000 in operating costs, which represents 3% of the Company's information technology operating budget and an additional $300,000 in capital expenditures, which represents 10% of the Company's information technology capital expenditure budget for 1999. The costs incurred in 1998 were funded from operating income. Costs incurred in 1999 have been funded from operating income as well. The Company has not delayed any information technology projects as a result of their Year 2000 compliance effort.

     The Company has identified contingency plans for all mission critical applications and the affiliate bank environment. The verification and validation of these plans are expected to be completed during the first six months of 1999. The Company's Year 2000 compliance effort has been reviewed on five occasions by regulatory authorities during 1998, with additional reviews expected in 1999.

FINANCIAL CONDITION

     LOANS

     Total loans were $3.3 billion at March 31, 1999 and $3.4 billion at December 31, 1998.

     The following table presents the Company's balance of each major category of loans:

                                                  MARCH 31, 1999                  DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------
                                                           PERCENT OF                         PERCENT OF
                                               AMOUNT     TOTAL LOANS           AMOUNT       TOTAL LOANS
                                         ---------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
Loan category:
     Real estate......................   $  1,214,589         36.50%         $ 1,225,255         36.19%
     Real estate construction.........        345,176         10.38%             358,317         10.58%
     Commercial.......................        889,792         26.74%             904,063         26.70%
     Consumer and other...............        608,728         18.29%             603,468         17.82%
     Agricultural.....................        269,139          8.09%             295,039          8.71%
-------------------------------------------------------------------------------------------------------
     Total loans......................      3,327,424        100.00%           3,386,142        100.00%
                                                            --------                           --------
                                                            --------                           --------
Less allowance for loan losses........         51,422                             50,173
                                          -----------                        -----------
Total    .............................    $ 3,276,002                        $ 3,335,969
                                          -----------                        -----------
                                          -----------                        -----------

     NONPERFORMING ASSETS

     At March 31, 1999, nonperforming assets were $31.3 million, an increase of $5 million, or 19.0%, from the $26.3 million level at December 31, 1998. The increase was principally due to the level of nonaccrual loans in the Company's sub-prime loan portfolios. At March 31, 1999, nonperforming loans as a percent of total loans was .81%, up from the December 31, 1998 level of .67%. OREO was $4.4 million at March 31, 1999, an increase of $734,000 from $3.7 million at December 31, 1998.

     Nonperforming assets of the Company are summarized in the following table:


Loans                                                                      MARCH 31,1999         DECEMBER 31, 1998
         Nonaccrual loans...................                                $    26,800             $    22,517
         Restructured loans.................                                        143                     162
---------------------------------------------------------------------------------------------------------------
         Nonperforming loans................                                     26,943                  22,679
Other real estate owned.....................                                      4,394                   3,660
---------------------------------------------------------------------------------------------------------------
Nonperforming assets........................                                $    31,337              $   26,339
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due but still accruing                           $     1,574              $    3,088
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of total loans                                  .81%                    .67%
Nonperforming assets as a percentage of total assets                                .53%                    .44%
Nonperforming assets as a percentage of loans and OREO                              .94%                    .78%

     ALLOWANCE FOR LOAN LOSSES

     At March 31, 1999, the allowance for loan losses was $51.4 million, an increase of $1.2 million from the December 31, 1998 balance of $50.2 million. Net charge-offs during the 1999 period were $1.7 million more than those incurred during the three months ended March 31, 1998.

     At March 31, 1999, the allowance for loan losses as a percentage of total loans was 1.55%, an increase from the March 31, 1998, level of 1.29%. During the three months ended March 31, 1999, net charge-offs increased to $3.5 million. These charge-offs related to the Company's continued periodic review of the existing loan portfolios and an increase in charge-offs related to the remaining loan portfolios of the Company's sub-prime lending operations.

     The following table sets forth the Company's allowance for loans losses:

                                                                                   MARCH 31,
(DOLLARS IN THOUSANDS)                                                      1999                 1998
-------------------------------------------------------------------------------------------------------
Balance at beginning of period.......................                   $ 50,173             $ 40,045
Charge-offs:
         Real estate.................................                      1,229                  223
         Real estate construction....................                          -                    1
         Commercial..................................                        764                  783
         Consumer and other..........................                      2,999                1,578
         Agricultural................................                        187                  141
-----------------------------------------------------------------------------------------------------
                Total charge-offs....................                      5,179                2,726
-----------------------------------------------------------------------------------------------------
Recoveries:
         Real estate.................................                        721                   11
         Real estate construction....................                          -                    -
         Commercial..................................                        125                  311
         Consumer and other..........................                        790                  467
         Agricultural................................                         61                  137
              Total recoveries.......................                      1,697                  926
Net charge-offs......................................                      3,482                1,800
Provision charged to operations......................                      4,731                1,752
-----------------------------------------------------------------------------------------------------
Balance at end of period.............................                   $ 51,422             $ 39,997
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Allowance as a percentage of total loans.............                      1.55%                1.29%
Annualized net charge-offs to average loans outstanding                    0.42%                0.24%

     INVESTMENTS

     The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $2.1 billion at March 31, 1999 and December 31, 1998. At March 31, 1999, the investment portfolio represented 35.0% of total assets, compared with 34.2% at December 31, 1998. In addition to investment securities, the Company had investments in interest-bearing deposits of $10 million at March 31, 1999, a $5 million increase from the $5 million at December 31, 1998.

     DEPOSITS

     Total deposits were $4.8 billion at March 31, 1999, a decrease of $113 million or 2.3% from $4.9 billion at December 31, 1998. Noninterest-bearing deposits at March 31, 1999, were $803 million, an increase of $255 million, or 46.5%, from $548 million at December 31, 1998. The Company's core deposits as a percent of total deposits were 86.7% and 87.6% as of March 31, 1999, and December 31, 1998, respectively. Interest-bearing deposits were $4.0 billion at March 31, 1999, a decrease of $368 million, or 8.5% from the $4.3 billion at December 31, 1998.

     BORROWINGS

     Short-term borrowings of the Company were $294 million as of March 31, 1999, and $293 million as of December 31, 1998.

     Long-term debt of the Company was $94 million as of March 31, 1999, an increase of $1 million, or 1.1%, from the $93 million as of December 31, 1998.

     CAPITAL MANAGEMENT

     Shareholders' equity increased $1 million to $406 million at March 31, 1999, from $405 million at December 31, 1998. At March 31, 1999, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 9.74%, 12.47%, and 6.68%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At March 31, 1999, the Company had risk-weighted assets of $4.1 billion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 1998.

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

              None.

Item 5.       Other Information:

              None.

Item 6.       Exhibits and Reports on Form 8-K:

              (a)   Exhibits:

                    Exhibit 27.1 Financial Data Schedule

                    Exhibit 99.1 Reconciliation of Amounts Previously Reported

              (b)   Reports on Form 8-K:

                    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMUNITY FIRST BANKSHARES, INC.

Date:  May 13, 1999
                                /s/ Mark A. Anderson

                                Mark A. Anderson
                                Vice Chairman, Chief Financial Officer, Chief Information Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)