Form 10-K405/A
period 1998-12-31
COMMUNITY FIRST BANKSHARES INC
filed 1999-07-12
CIK 857593

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

                                     OR

    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the Transition period from            to

                        COMMISSION FILE NO.  000-19368

                        COMMUNITY FIRST BANKSHARES, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                  46-0391436
      -------------------------------              --------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                                  520 MAIN AVENUE
                           FARGO, NORTH DAKOTA  58124-0001
            -------------------------------------------------------
             (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (701) 298-5600
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  /X/    NO   / /

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Shareholders and the 1999 Proxy Statement for the Company's Annual Meeting of Shareholders held on April 27, 1999, are incorporated by reference into Parts II and III, respectively, of Form 10-K, as amended by this Form 10-K/A, to the extent described in such Parts.

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

                                     PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Statements of Financial Condition of the Company as of December 31, 1998 and 1997, and the related Consolidated Statements of Income, Comprehensive Income, Shareholders' Equity and Cash Flows for each of the three years ended December 31, 1998, the Notes to the Consolidated Financial Statements, contained in the Company's 1998 Annual Report to Shareholders on pages 23 through 39 and reconciliation of amounts previously reported in Form 10-Q to restated financial data as currently included in Exhibit 99.4 to Form 10-K as previously filed, are incorporated herein by reference. The report of Ernst & Young LLP, independent auditors, is included in this Form 10-K/A following the signature page.

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





Exhibit
Number     Description
-------    -----------
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




Exhibit
Number     Description
-------    -----------
   4.2     Form of Rights Agreement dated as of January 5, 1995, between the
           Registrant, and Norwest Bank Minnesota, National Association
           ("Norwest Bank"), which includes as Exhibit B thereto the form of
           Rights Certificate (incorporated by reference to Exhibit 1 to the
           Form 8-A.)

   4.3 Subordinated Indenture dated February 5, 1997, between the Registrant and Wilmington Trust Company, as Indenture Trustee, including form of Junior Subordinated Indenture (incorporated by reference to Exhibit
           4.1 to the Registrant's Registration Statement on Form S-3 [File No.
           333-19921] filed with the Commission as of January 30, 1997 [the
           A1997 CFB Capital I Form S-3"]).

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

  10.1     1998 Annual Incentive Plan for Holding Company Management.*,**

  10.2     Restated 1987 Stock Option Plan (incorporated by reference to Exhibit
           10.7 to the Registrant's Registration Statement on Form S-8 [File No.
           33-46744], as declared effective by the Commission on May 6,
           1992).*,**

  10.3 Form of Tax Sharing Agreement between the Registrant and each of its subsidiary Banks





Exhibit
Number     Description
-------    -----------
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

  10.8 Promissory Note dated July 14, 1997 (Term Note) in the principal amount of $30,000,000, issued to Norwest Bank, as Agent, on behalf of Harris Trust and Savings Bank ("Harris Bank"), Bank of America
           National Trust and Savings Association ("Bank of America") and
           Norwest (incorporated by reference to Exhibit 10.8 to Registrant's
           Amendment No. 1 to its Annual Report on Form 10-K for the year ended
           December 21, 1997 [the "1997 Form 10-K"]).

  10.9 Promissory Notes dated July 14, 1997 (Current Notes), each in the principal amount of $8,333,333.33, issued to each of Harris, Bank of America and Norwest (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-K).

 10.10     Credit Agreement dated July 14, 1997 among the Company, Harris Bank,
           Bank of America, Norwest as a lender, and Norwest as Agent
           (incorporated by reference to Exhibit 10.10 to the 1997 Form 10-K).

 10.11 Form of Indemnification Agreement entered into by and between the Registrant and the Registrant's officers and directors (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form
           10-K for the year ended December 31, 1992 [the "1992 Form 10-K"]).

 10.12     1996 Stock Option Plan, as approved by the Board of Directors on
           February 6, 1996 (incorporated by reference to Exhibit 10.15 to the
           1995 Form 10-K), and as amended by resolution of the Board of Directors on February 1, 1999 in the form attached.*

 10.13     Supplemental Executive Retirement Plan, effective as of August 1,
           1995 (incorporated by reference to Exhibit 10.13 to the 1997
           Form 10-K).**




Exhibit
Number     Description
-------    -----------
 10.14     Registrant's Deferred Compensation Plan for Members of the Board of
           Directors, effective August 1, 1993, including First Amendment to the
           Registrant's Deferred Compensation Plan for Members of the Board of
           Directors, effective as of February 1, 1999.*,**

 10.15.1 Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Donald R. Mengedoth.*,**

 10.15.2 Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Mark A. Anderson.*,**

 10.15.3 Form of Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Messrs. David A. Lee, Ronald K. Strand and
           Bruce A. Heysse.*,**

 10.15.4 Form of Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Registrant's executive officers.*,**

 13.1      Annual Report to Shareholders.*

 21.1      Subsidiaries of the Registrant.*

 23.1      Consent of Ernst & Young LLP.

 27.1      Financial Data Schedule relating to Financial Statements at
           December 31, 1998.*

 27.2      Restated Financial Data Schedules relating to Restated Financial
           Statements at December 31, 1997 and December 31, 1996.*

 27.3      Restated Financial Data Schedules relating to Restated Financial
           Statements at March 31, 1998, June 30, 1998 and September 30, 1998.*

 27.4      Restated Financial Data Schedules relating to Restated Financial
           Statements at March 31, 1997, June 30, 1997 and September 30, 1997.*

 99.4      Reconciliation of Amounts Previously Reported.*


------------------------------
*   Previously filed.
**  Executive compensation plans and arrangements.

                                    SIGNATURE

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMMUNITY FIRST BANKSHARES, INC.
                                   ("Registrant")

Dated: July 7, 1999                By /s/ Mark A. Anderson
                                   -----------------------------------------
                                   Mark A. Anderson
                                   Vice Chairman - Corporate Services, Chief
                                   Financial Officer, Chief Information
                                   Officer, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Community First Bankshares, Inc.

We have audited the accompanying consolidated statements of financial condition of Community First Bankshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community First Bankshares, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
July 1, 1999