Form 10-Q
period 1999-06-30
COMMUNITY FIRST BANKSHARES INC
filed 1999-08-11
CIK 857593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                                 -------------

                                       OR


         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to ________


                         Commission file number 0-19368


                        COMMUNITY FIRST BANKSHARES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  46-0391436
----------------------------------------   ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


           520 Main Avenue
               Fargo, ND                                  58124
----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip Code)


                                 (701) 298-5600
                           --------------------------
              (Registrant's telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                              ---     ---
At August 9, 1999, 47,031,763 shares of Common Stock were outstanding.

                        COMMUNITY FIRST BANKSHARES, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999

                                      INDEX


PART I - FINANCIAL INFORMATION:                                                                  PAGE
                                                                                                 ----
       Item 1.      Condensed Consolidated Financial Statements and Notes..............           3-9

       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................................         10-16

       Item 3.      Quantitative and Qualitative Disclosure About Market Risk..........            17


PART II - OTHER INFORMATION:

       Item 1.      Legal Proceedings..................................................            18

       Item 2.      Changes in Securities..............................................            18

       Item 3.      Defaults Upon Senior Securities....................................            18

       Item 4.      Submission of Matters to a Vote of Security Holders................            18

       Item 5.      Other Information..................................................            18

       Item 6.      Exhibits and Reports on Form 8-K...................................            18

SIGNATURES          ...................................................................            19

                     COMMUNITY FIRST BANKSHARES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     June 30,          December 31,
(DOLLARS IN THOUSANDS)                                                   1999                  1998
---------------------------------------------------------------------------------------------------
                                                                  (unaudited)
ASSETS
Cash and due from banks.......................................   $    228,518          $    250,963
Federal funds sold and securities purchased under
    agreements to resell......................................          1,025                   100
Interest-bearing deposits.....................................         11,251                 5,067
Available-for-sale securities.................................      1,994,966             1,980,530
Held-to-maturity securities (fair value: 6/30/99 -
    $71,393, 12/31/98 - $69,906)..............................         71,393                69,906
Loans    .....................................................      3,394,226             3,386,142
     Less: Allowance for loan losses..........................        (46,913)              (50,173)
----------------------------------------------------------------------------------------------------
         Net loans............................................      3,347,313             3,335,969
Bank premises and equipment, net..............................        122,387               123,254
Accrued interest receivable...................................         49,829                51,429
Other Assets..................................................         66,094                52,523
Intangible Assets.............................................        128,711               133,231
---------------------------------------------------------------------------------------------------
         Total assets.........................................   $  6,021,487          $  6,002,972
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing.......................................   $    790,085          $    547,703
    Interest-bearing..........................................      3,899,477             4,336,969
---------------------------------------------------------------------------------------------------
         Total deposits.......................................      4,689,562             4,884,672
Federal funds purchased and securities sold under
    agreements to repurchase..................................        256,617               143,057
Other short-term borrowings...................................        435,257               292,669
Long-term debt................................................         94,002                93,472
Capital lease obligations.....................................          4,246                 5,238
Accrued interest payable......................................         28,697                26,650
Other liabilities.............................................         10,456                31,968
---------------------------------------------------------------------------------------------------
         Total liabilities....................................      5,518,837             5,477,726

Company-obligated mandatorily redeemable
     preferred securities of CFB Capital I & II...............        120,000               120,000
Shareholders' equity:
    Common stock..............................................            477                   477
    Capital surplus...........................................        172,043               172,043
    Retained earnings.........................................        222,390               244,835
    Less cost of common stock in treasury -
          June 30, 1999 - 619,593 shares
          DECEMBER 31, 1998 - 564,588 shares..................        (12,260)              (12,109)
---------------------------------------------------------------------------------------------------
Total shareholders' equity....................................        382,650               405,246
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity....................   $  6,021,487          $  6,002,972
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

                    COMMUNITY FIRST BANKSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                               For the Three           For the Six
                                                                               Months Ended            Months Ended
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                               6/30/99     6/30/98     6/30/99      6/30/98
------------------------------------------------------------------------------------------------------------------------
Interest income:..............................................         (Unaudited)               (Unaudited)
    Loans.....................................................            $ 78,479     $ 79,439   $ 156,802    $ 154,865
    Investment securities.....................................              32,835       31,250      64,583       58,720
    Interest-bearing deposits.................................                  42          340          71          501
    Federal funds sold and resale agreements..................                  17          976          73        2,061
------------------------------------------------------------------------------------------------------------------------
         Total interest income................................             111,373      112,005     221,529      216,147
Interest expense:
    Deposits..................................................              36,076       41,012      73,001       80,722
    Short-term and other borrowings...........................               6,754        4,364      12,314        6,550
    Long-term debt............................................               1,697        2,150       3,373        4,264
------------------------------------------------------------------------------------------------------------------------
         Total interest expense...............................              44,527       47,526      88,688       91,536
------------------------------------------------------------------------------------------------------------------------
Net interest income...........................................              66,846       64,479     132,841      124,611
Provision for loan losses.....................................               6,238        4,204      10,969        5,956
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses...........              60,608       60,275     121,872      118,655
------------------------------------------------------------------------------------------------------------------------
Noninterest income:
    Service charges on deposit accounts...........................           8,089        7,536      15,730       14,247
    Fees from fiduciary activities................................           1,326        1,297       2,621        2,521
    Insurance commissions.........................................           2,072        1,856       4,044        3,335
    Net gain(loss) on sales of available-for-sale securities......           1,254          504       1,784          985
    Other.........................................................           5,243        4,830       9,483        9,127
------------------------------------------------------------------------------------------------------------------------
         Total noninterest income:................................          17,984       16,023      33,662       30,215
------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
    Salaries and employee benefits................................          24,953       30,469      50,070       55,076
    Net occupancy.................................................           7,668        8,571      15,154       16,894
    FDIC insurance................................................             126          170         317          346
    Legal and accounting..........................................             677        1,897       1,278        2,484
    Other professional service....................................           1,362        1,558       2,713        2,018
    Data processing...............................................             926        1,598       1,730        2,020
    Acquisitions..................................................               0        1,578           0        1,630
    Company-obligated mandatorily redeemable preferred
         securities of CFB Capital I & II.........................           2,561        2,561       5,122        5,095
    Amortization of intangibles...................................           2,632        2,715       5,253        5,080
    Other.........................................................          10,202       10,926      19,618       20,928
------------------------------------------------------------------------------------------------------------------------
         Total noninterest expense................................          51,107       62,043     101,255      111,571
Income from continuing operations before income taxes.............          27,485       14,255      54,279       37,299
Provision for income taxes........................................           9,032        3,972      18,215       10,249
------------------------------------------------------------------------------------------------------------------------
Income from continuing operations.................................          18,453       10,283      36,064       27,050
Discontinued operations:
    Income from operations of discontinued operations
         (less applicable income taxes)...........................               0       (2,164)          0       (2,232)
    Loss on disposal of discontinued operations, including
         provision for operating losses during phase-out
                period (less applicable taxes)....................               0       (1,676)          0       (1,676)
-------------------------------------------------------------------------------------------------------------------------
Net income........................................................        $ 18,453     $  6,443   $  36,064    $   23,142
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

                                                                               For the Three              For the Six
                                                                                Months Ended             Months Ended
(Dollars in thousands, except per share data)....................          6/30/99      6/30/98       6/30/99      6/30/98
--------------------------------------------------------------------------------------------------------------------------
Earnings per common and common equivalent share:
Basic income from continuing operations before
    extraordinary items..........................................            $0.39        $0.22        $0.77        $0.57
Discontinued operations..........................................             0.00        (0.08)        0.00        (0.08)
EXTRAORDINARY ITEM...............................................            $0.00        $0.00         0.00         0.00
-------------------------------------------------------------------------------------------------------------------------
BASIC NET INCOME.................................................            $0.39        $0.14        $0.77        $0.49
-------------------------------------------------------------------------------------------------------------------------
Diluted income from continuing operations before
    extraordinary items..........................................            $0.39        $0.21        $0.76        $0.56
Discontinued operations..........................................             0.00        (0.08)        0.00        (0.08)
EXTRAORDINARY ITEM...............................................            $0.00        $0.00         0.00         0.00
-------------------------------------------------------------------------------------------------------------------------
DILUTED NET INCOME...............................................            $0.39        $0.13        $0.76        $0.48
-------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding:
    Basic........................................................       47,088,447   47,343,247   47,112,503   47,324,012
    Diluted......................................................       47,461,802   47,981,284   47,478,490   48,011,397
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Dividend declared per common share...............................            $0.14        $0.11        $0.28         $.22
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


                                         STATEMENTS OF COMPREHENSIVE INCOME

                                                                         For the Three                  For the Six
(Dollars in thousands, except per share data)                             Months Ended                  Months Ended
 (Unaudited)                                                          6/30/99      6/30/98          6/30/99     6/30/98
-------------------------------------------------------------------------------------------------------------------------
Net income....................................................          $ 18,453     $6,443       $ 36,064      $23,142
Other comprehensive income, net of tax:
    Unrealized gains on securities:
         Unrealized holding gains arising during period.......           (33,337)     1,657        (41,347)         768
         Less: Reclassified adjustment for gains
                       included in net income.................              (822)      (338)        (1,140)        (630)
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income....................................           (34,159)     1,319        (42,487)         138
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income..........................................          $(15,706)    $7,762       $ (6,423)     $23,280
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

                        COMMUNITY FIRST BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Six Months Ended
(In thousands)                                                                          June 30,
                                                                            -------------------------------
(UNAUDITED)                                                                    1999                 1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................................      $  36,064           $    23,142
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Provision for loan losses...................................         10,969                 5,956
         Depreciation................................................          7,157                 7,443
         Amortization of intangibles.................................          5,253                 5,075
         Net of amortization of premiums & discounts
              on securities..........................................            511                  (808)
         Decrease (increase) in interest receivable..................          1,600                (6,871)
         Increase in interest payable................................          2,047                 2,660
         OTHER - NET.................................................        (11,369)              (63,482)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities..................         52,232               (26,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in interest-bearing deposits........................         (6,184)               (1,901)
    Purchases of available-for-sale securities.......................       (555,924)           (2,612,131)
    Maturities of available-for-sale securities......................        352,923             1,885,376
    Sales of securities, net of gains................................        121,268                93,860
    Purchases of held-to-maturity securities.........................         (1,654)               (6,874)
    Maturities of held-to-maturity securities........................            167                 9,015
    Net increase in loans............................................        (22,313)             (114,209)
      NET INCREASE IN BANK PREMISES AND EQUIPMENT....................         (6,290)              (15,539)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities................................       (118,007)             (762,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW
    accounts and savings accounts....................................       (132,343)              387,779
Net (decrease) increase in time accounts.............................        (62,767)              277,814
Net increase in short-term & other borrowings........................        256,148               109,695
Net increase in long-term debt.......................................            530                 3,303
Purchase of common stock held in treasury............................         (5,915)               (8,875)
Sale of common stock held in treasury................................          1,788                 2,016
Common stock dividends paid..........................................        (13,186)               (9,311)
-----------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities.....................         44,255               762,421
----------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents............................        (21,520)              (26,867)
Cash and cash equivalents at beginning of period.....................        251,063               331,131
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period...........................      $ 229,543           $   304,264
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

                        COMMUNITY FIRST BANKSHARES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the "Company"), its wholly-owned data processing, credit origination, insurance agency and properties subsidiaries, and its eleven majority-owned subsidiary banks, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

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

NOTE B - BUSINESS COMBINATIONS AND DIVESTITURES

    On May 10, 1999, the Company signed a definitive agreement to acquire Valley National Corporation ("Valley National"), the holding company for Valle de Oro Bank, N.A., El Cajon, California through the issuance of Company common stock to holders of Valley National common stock. The transaction, which is subject to due diligence and regulatory and stockholder approval, is expected to be completed during the fourth quarter of 1999 and is expected to be accounted for using the pooling of interests method of accounting. Valley National had assets of approximately $241 million and deposits of approximately $220 million as of June 30, 1999.

NOTE C - SUBSEQUENT EVENTS

    On July 26, 1999, the Company signed a definitive agreement to acquire River Bancorp, Inc., Ramsey, Minnesota through the issuance of Company common stock to holders of River Bancorp common stock. The transaction, which is subject to regulatory approval, is expected to be completed during the fourth quarter of 1999 and is expected to be accounted for using the pooling of interests method of accounting. River Bancorp had assets of approximately $36 million at June 30, 1999.

    On July 2, 1999, the Company announced an agreement with Zions Bancorporation to terminate the previously announced exchange of their Nephi, Utah branch for the Greeley, Colorado branch of Zion's. On April 8, 1999, the Company had signed an agreement to complete the purchase and assumption of approximately $20 million in assets and liabilities of the Greeley branch. In a related transaction on April 8, 1999, the Company signed an agreement to sell its Nephi branch, which had approximately $15 million in assets. The termination agreement was in response to anticipated regulatory concerns associated with Zion's proposed merger with First Security Corporation and the impact it would have on Greeley and Nephi customers.

NOTE D - ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date has been deferred for one year with the recent issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133. SFAS 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000, with earlier application permitted. Retroactive application of this Statement to prior periods is prohibited. The adoption of SFAS 133 is not expected to have a material impact on the Company.

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

NOTE E - INVESTMENTS

    The following is a summary of available-for-sale and held-to-maturity securities at June 30, 1999:

                                                                           Available-for-Sale Securities
---------------------------------------------------------------------------------------------------------------
                                                              Gross          Gross    Estimated
                                                          Amortized     Unrealized   Unrealized            Fair
 (in  thousands)                                               Cost          Gains       Losses           Value
---------------------------------------------------------------------------------------------------------------
United States Treasury...............................    $    117,340     $    453    $     525    $    117,268
United States Government agencies....................         411,312           99       12,290         399,121
Mortgage-backed securities...........................       1,235,908        1,279       28,224       1,208,963
Collateralized mortgage obligations..................          38,646          239           47          38,838
State and Political Securities ......................         136,223        1,053        2,916         134,360
Other securities.....................................         101,334          359        5,277          96,416
---------------------------------------------------------------------------------------------------------------
                                                         $  2,040,763     $  3,482    $  49,279    $  1,994,966
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------


                                                                             HELD-TO-MATURITY SECURITIES
---------------------------------------------------------------------------------------------------------------
                                                                           Gross          Gross       Estimated
                                                         Amortized    Unrealized     Unrealized            Fair
                                                              Cost         Gains         Losses           Value
---------------------------------------------------------------------------------------------------------------
Other securities.....................................       71,393             -              -          71,393
---------------------------------------------------------------------------------------------------------------
                                                         $  71,393        $   -       $       -    $     71,393
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------

     Proceeds from the sale of available-for-sale securities during the three months ended June 30, 1999 and 1998, were $86,275,000 and $60,077,000, respectively. Gross gains of $1,254,000 and $507,000 were realized on sales during 1999 and 1998, respectively. Gross losses of $3,000 were realized on these sales during 1998. Gains and losses on disposition of these securities were computed using the specific identification method.

NOTE F - LOANS

     The composition of the loan portfolio at June 30, 1999, was as follows (in thousands):

     Real estate...................................             $ 1,189,155
     Real estate construction......................                 407,509
     Commercial....................................                 916,793
     Agricultural..................................                 283,037
     Consumer and other............................                 597,732
                                                                -----------
                                                                  3,394,226
     Less allowance for loan losses................                  46,913
                                                                -----------
        Net loans..................................             $ 3,347,313
                                                                -----------
                                                                -----------

NOTE G - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at June 30, 1999, were as follows (in thousands):

     Commitments to extend credit..................             $   688,006
     Letters of credit.............................                  16,905

NOTE H - SUBORDINATED NOTES

     Long-term debt at June 30, 1999, included $60 million of 7.30% Subordinated Notes issued in June 1997. These notes are due June 30, 2004, with interest payable semi-annually. At June 30, 1999, the entire $60 million, qualified as Tier 2 capital.

NOTE I - INCOME TAXES

     The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

                                                                            June 30, 1999
                                                                            -------------
     35% of pretax income.......................................                $ 18,998
     State income tax, net of federal tax benefit...............                     711
     Tax-exempt interest........................................                  (2,152)
     Amortization of goodwill...................................                     459
     Other        ..............................................                     199
                                                                            ------------
     Provision for income taxes.................................                $ 18,215
                                                                            ------------
                                                                            ------------

NOTE J - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30 (in thousands)                                     1999               1998
---------------------------------------------------------------------------------------------------
Noncash transfers of held-to-maturity securities
     to available-for-sale securities...........................         $       -        $ 131,296
Unrealized gain (loss) on available-for-sale securities.........           (66,786)           1,572

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         The following is a discussion of the Company's financial condition as of June 30, 1999, and December 31, 1998, and its results of operations for the three and six month periods ended June 30, 1999 and 1998. Each of the acquisitions described in the table below is reflected in the Company's results of operations for all periods following the acquisition and is reflected in the Company's statement of financial condition at all dates subsequent to the acquisition.

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

                                         POOLING OF INTERESTS TRANSACTIONS

                                                                                   Total Assets
                      Location and/or                        Number of             at Date of
Date of               Name of Main Office                   Locations at           Acquisition
Acquisition           of Acquired Entity               Date of Acquisition         (in millions)
------------------------------------------------------------------------------------------------
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

                               PURCHASE TRANSACTION

                                                                                    Total Assets
                          Location and/or                    Number of               at Date of
Date of                 Name of Main Office                 Locations at            Acquisition
Acquisition              of Acquired Entity             Date of Acquisition         (in millions)
-------------------------------------------------------------------------------------------------
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

OVERVIEW

     For the three months ended June 30, 1999, net income was $18.5 million, an increase of $12.1 million, or 189%, from the $6.4 million earned during the 1998 period. The Company's basic earnings per common share for the second quarter of 1999 were $0.39, compared to $0.14 in 1998. Diluted earnings per common share for the second quarter of 1999 were $0.39.

     Return on average assets was 1.23% for the second quarter of 1999, compared with 0.45% for the 1998 period. Return on average common shareholders' equity for the 1999 and 1998 periods was 18.26% and 6.69%, respectively. Principal factors contributing to these changes included the one time charges associated with the sale of the Company's sub-prime lending affiliates; and incremental net noninterest expenses associated with the acquisition and integration of entities acquired during 1998.

     For the six months ended June 30, 1999, net income was $36.1 million, an increase of $13.0 million, or 56.3%, from the $23.1 million earned during the 1998 period. This included the effect of a $3.9 million after tax loss from discontinued operations associated with disposal of the Company's sub-prime lending business. Basic earnings per common share for the six months ended June 30, 1999, were $0.77, compared to $0.49 in 1998. Diluted earnings per common share for the six months ended June 30, 1999 were $0.76.

     Return on average assets and return on common equity for the six months ended June 30, 1999 were 1.22% and 18.00%, respectively, as compared to the 1998 ratios of 0.83% and 12.15%, respectively.

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

     As of June 30, 1998, in anticipation of the disposition of certain operating assets, the Company changed the status of MPFS and ELI from discontinued operations and reflected the assets expected to be retained as loans. In July 1998, the Company sold the operating assets, excluding loans retained of MPFS and ELI in cash transactions. The Company retained approximately $50 million in sub-prime mortgage loans originated by ELI, approximately $50 million in automobile installment contracts originated by MPFS and servicing rights on an additional $100 million in ELI loans sold to other parties. In late 1998, the Company sold a portion of the loans retained from MPFS and ELI. The Company recorded another charge of $10 million in the fourth quarter in connection with further expected losses upon liquidation of these assets, including direct losses, increased reserves, termination fees on certain servicing contracts and severance costs for loan servicing personnel. During April 1999, the Company sold $8.5 million of remaining sub-prime mortgages and $22 million of automobile installment contracts. During May 1999, the Company sold $10 million of the remaining automobile installment contracts. At June 30, 1999, the Company had approximately $12 million in performing sub-prime mortgages, which continue to be paid down or are being liquidated. The Company anticipates that it will not pursue further sub-prime lending activities.

RESULTS OF OPERATIONS

     NET INTEREST INCOME

     Net interest income for the three months ended June 30, 1999, was $66.8 million, an increase of $2.3 million, or 3.6%, from the net interest income of $64.5 million earned during the 1998 period. The increase was principally due to a $213 million increase in the Company's average asset base. The net interest margin of 5.03% during the second quarter of 1999, was down slightly from 5.04% during the 1998 period.

     Net interest income for the six months ended June 30, 1999 was $132.8 million, an increase of $8.2 million, or 6.6% from interest income of $124.6 million earned during the 1998 period.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended June 30, 1999, was $6.2 million, an increase of $2.0 million, or 47.6%, from the $4.2 million provision during the 1998 period. This increase reflects the final effect of the Company's decision to exit its sub-prime lending activities, the recognition of specific credits at recently acquired institutions, and the Company's objective of maintaining adequate reserve levels

     NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 1999, was $18.0 million, an increase of $2.0 million, or 12.5%, from the 1998 level of $16.0 million. The increase reflects continued growth in revenue generated by the Company's insurance, trust and sales of investment securities. The 1999 period included $1.3 million in gains on the sale of available-for-sale securities, an increase of $750,000 over the 1998 period.

     Noninterest income for the six months ended June 30, 1999, was $33.7 million, an increase of $3.5 million, or 11.6% from the 1998 level of $30.2 million. The increase was principally due to a $1.5 million increase in deposit service charges. In addition, insurance commissions increased $709,000 and gains on sale of available-for-sale securities increased $799,000.

     NONINTEREST EXPENSE

     Noninterest expense for the three months ended June 30, 1999, was $51.1 million, a decrease of $10.9 million, or 17.6%, from the level of $62.0 million during the 1998 period. The decrease was principally due to a decrease of $5.5 million, or 18.1%, in salaries and employee benefits, a significant portion resulting from the Company's cost reduction initiatives implemented during the fourth quarter of 1998. Net occupancy decreased $903,000 or 10.5% from $8.6 million in the period ended June 30, 1998, to $7.7 million at the end of the current period, also principally due to the Company's cost reduction initiatives. Legal and accounting expense decreased $1.2 million or 64.3% from $1.9 million in the period ended June 30, 1998 to $677,000 at the end of the current period, principally due to the absence of any acquisition transactions during the current period. The second quarter of 1998 included $1.6 million in acquisition, merger, integration, and conforming charges associated with transactions completed during the second quarter of 1998.

     Noninterest expense for the six months ended June 30, 1999 was $101.3 million, a decrease of $10.3 million, or 9.2%, from $111.6 million during the 1998 period. The decrease was principally due to the cost reduction initiatives implemented during the fourth quarter of 1998, including a $5.0 million, or 9.1% reduction in salaries and employee benefits and a $1.7 million, or 10.3% reduction in net occupancy. In addition, the second quarter of 1998 included $1.6 million in acquisitions, merger, integration, and conforming charges related to acquisitions completed during the 1998 period. Legal and accounting expense was $1.3 million during the period ended June 30, 1999, a decrease of $1.2 million or 48.0% from the $2.5 million recorded during the period ended June 30, 1998.

     PROVISION FOR INCOME TAXES

     The provision for income taxes for the three months ended June 30, 1999, was $9.0 million, an increase of $5.0 million, or 125.0%, from the 1998 level of $4.0 million, due primarily to the increase in pre-tax income. The reduction in the effective tax rate results primarily from the realization of the effect of certain tax planning strategies.

     The provision for income taxes for the six months ended June 30, 1999 was $18.2 million, an increase of $8.0 million, or 78.4%, from the 1998 level of $10.2 million, due to the increase in the level of pretax income.

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

     The Company incurred operating costs of $400,000 during 1998, which included $100,000 in labor costs associated with dedicated staff and $200,000 of labor costs related to other staff time devoted to Year 2000 compliance and $100,000 in costs related to the write off of non-compliant equipment. The Company also incurred $1.0 million in capital expenditures for equipment upgrades related to the compliance effort. During the first six months of 1999, the Company incurred approximately $400,000 in operating costs and an additional $900,000 in capital expenditures. The 1999 expenditures represent 5% of the Company's information technology operating budget and 30% of the Company's information technology capital expenditure budget for 1999. The Company anticipates minimal operating costs and additional capital expenditures of $100,000 related to the Year 2000 issue during the remainder of 1999. The costs incurred in 1999 and 1998 were funded from operating income. The Company has not delayed any information technology projects as a result of their Year 2000 compliance effort.

     The Company has identified contingency plans for all mission critical applications and the affiliate bank environment. The verification and validation of these plans have been completed during the first six months of 1999. The Company currently is and will continue to focus on communication of the Year 2000 issue to customers and employees. The Company's Year 2000 compliance effort has been reviewed on five occasions by regulatory authorities during 1998, with additional reviews expected in 1999.

FINANCIAL CONDITION

     LOANS

     Total loans were $3.4 billion at June 30, 1999 and at December 31, 1998.

     The following table presents the Company's balance of each major category of loans:

                                                         JUNE 30, 1999                        DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------
                                                           PERCENT OF                           PERCENT OF
                                                      AMOUNT      TOTAL LOANS             AMOUNT     TOTAL LOANS
                                                      ----------------------------------------------------------
                                                                       (DOLLARS IN THOUSANDS)
Loan category:
     Real estate......................           $ 1,189,155         35.03%           $ 1,225,255         36.19%
     Real estate construction.........               407,509         12.01%               358,317         10.58%
     Commercial.......................               916,793         27.01%               904,063         26.70%
     Consumer and other...............               597,732         17.61%               603,468         17.82%
     Agricultural.....................               283,037          8.34%               295,039          8.71%
     -----------------------------------------------------------------------------------------------------------
Total loans...........................             3,394,226        100.00%             3,386,142        100.00%
                                                                    ------                               ------
                                                                    ------                               ------
Less allowance for loan losses........                46,913                               50,173
                                                 -----------                          -----------
Total    .............................           $ 3,347,313                          $ 3,335,969
                                                 -----------                          -----------
                                                 -----------                          -----------

     NONPERFORMING ASSETS

     At June 30, 1999, nonperforming assets were $31.3 million, an increase of $5.0 million, or 19.0%, from the $26.3 million level at December 31, 1998. The increase was principally due to the Company's decision to place various credits at recently acquired institutions, into a non-accrual status. At June 30, 1999, nonperforming loans as a percent of total loans was .82%, an increase from the December 31, 1998 level of .67%. OREO was $3.5 million at June 30, 1999, a decrease of $195,000 from $3.7 million at December 31, 1998.

     Nonperforming assets of the Company are summarized in the following table:

                                                                  JUNE 30,              DECEMBER 31,
Loans                                                                 1999                      1998
                                                       ---------------------------------------------
         Nonaccrual loans...................                   $    27,664               $    22,517
           Restructured Loans...............                           126                       162
----------------------------------------------------------------------------------------------------
         Nonperforming loans................                        27,790                    22,679
Other real estate owned.....................                         3,465                     3,660
----------------------------------------------------------------------------------------------------
Nonperforming assets........................                   $    31,255               $    26,339
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Loans 90 days or more past due but still accruing              $     1,378               $     3,088
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans                     .82%                     .67%
Nonperforming assets as a percentage of total assets                   .52%                     .44%
Nonperforming assets as a percentage of loans and OREO                 .92%                     .78%

ALLOWANCE FOR LOAN LOSSES

     At June 30, 1999 and June 30, 1998, the allowance for loan losses was $46.9 million and $42.3 million, respectively. Net charge-offs during the 1999 period were $10.5 million more than those incurred during the six months ended June 30, 1998. The increase is due principally to the charge-off of sub-prime loans identified and included in the loan loss provision during the fourth quarter of 1998 and also reflects the Company's exit of the sub-prime lending business.

     At June 30, 1999, the allowance for loan losses as a percentage of total loans was 1.38%, a slight decrease from the June 30, 1998, level of 1.32%.

     The following table sets forth the Company's allowance for loans losses:

                                                                                     JUNE 30
(DOLLARS IN THOUSANDS)                                                      1999                 1998
                                                                        -------------------------------
Balance at beginning of period.......................                   $ 50,173             $ 40,045
Charge-offs:
         Commercial..................................                      2,234                1,729
         Real estate.................................                      1,726                  272
         Real estate construction....................                      2,602                   36
         Agricultural................................                        175                  317
             Consumer and other......................                     10,375                3,168
-----------------------------------------------------------------------------------------------------
                Total charge-offs....................                     17,112                5,522
-----------------------------------------------------------------------------------------------------
Recoveries:
         Commercial..................................                        233                  530
         Real estate.................................                        800                  133
         Agricultural................................                        307                  203
         Consumer and other..........................                      1,543                  923
-----------------------------------------------------------------------------------------------------
              Total recoveries.......................                      2,883                1,789
Net charge-offs......................................                     14,229                3,733
Provision charged to operations......................                     10,969                5,956
-----------------------------------------------------------------------------------------------------
Balance at end of period.............................                   $ 46,913             $ 42,268
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Allowance as a percentage of total loans.............                      1.38%                1.32%
Annualized net charge-offs to average
     loans outstanding...............................                      0.85%                0.24%

     INVESTMENTS

     The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $2.1 billion at June 30, 1999, and December 31, 1998. At June 30, 1999, the investment portfolio represented 34.3% of total assets, compared with 34.2% at December 31, 1998. In addition to investment securities, the Company had investments in interest-bearing deposits of $11.3 million at June 30, 1999, a $6.2 million increase from the $5.1 million at December 31, 1998.

     DEPOSITS

     Total deposits were $4.7 billion at June 30, 1999, a decrease of $195 million or 4.0% from $4.9 billion at December 31, 1998. Noninterest-bearing deposits at June 30, 1999, were $790 million, an increase of $242 million, or 44.2%, from $548 million at December 31, 1998. The Company's core deposits as a percent of total deposits were 87.5% and 87.6% as of June 30, 1999, and December 31, 1998, respectively. Interest-bearing deposits were $3.9 billion at June 30, 1999, a decrease of $437 million, or 10.1% from the $4.3 billion at December 31, 1998.

     BORROWINGS

     Short-term borrowings of the Company were $435 million as of June 30, 1999, as compared to $293 million at December 31, 1998, an increase of $142 million, or 48.5%.

     Long-term debt of the Company was $94 million as of June 30, 1999, an increase of $1 million, or 1.1%, from the $93 million as of December 31, 1998.

     CAPITAL MANAGEMENT

     Shareholders' equity decreased $22 million, or 5.4%, to $383 million at June 30, 1999, from $405 million at December 31, 1998, due principally to an increase in unrealized losses on available-for-sale securities, partially offset by the increase in net income. At June 30, 1999, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 9.81%, 12.42%, and 6.77%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At June 30, 1999, the Company had risk-weighted assets of $4.1 billion.

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

PART II - OTHER INFORMATION


Item 1.       Legal Proceedings:
              None.

Item 2.       Changes in Securities:
              None.

Item 3.       Defaults upon Senior Securities:
              None.

Item 4.       Submission of Matters to a Vote of Security Holders:
              The Company held its Annual Meeting of Shareholders on April 27, 1999. The shareholders took the following actions:

              (i) The shareholders elected ten directors to hold office until the next Annual Meeting of Shareholders or until their successors are elected. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

                                                            Votes For                   Votes Withheld
                                                            ----------                  --------------
                    James T. Anderson                       36,682,213                         173,349
                    Patrick E. Benedict                     36,683,418                         172,144
                    Patrick Delaney                         36,532,255                         323,307
                    John H. Flittie                         36,683,436                         172,126
                    Darrell G. Knudson                      36,683,425                         172,137
                    Dennis M. Mathisen                      36,659,427                         196,135
                    Donald R. Mengedoth                     36,666,743                         188,819
                    Marilyn Seymann                         36,682,627                         172,935
                    Thomas C. Wold                          36,680,629                         174,933
                    Harvey L. Wollman                       36,681,829                         173,733

              (ii) The shareholders ratified and approved the election of Ernst & Young LLP as the independent public accountants for the Company for the current fiscal year. 36,720,506 votes were cast for the resolution; 74,583 votes were cast against the resolution; and 60,473 votes abstained.

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



                                   COMMUNITY FIRST BANKSHARES, INC.



Date:  August 11, 1999             /s/Mark A. Anderson
                                   --------------------------------------
                                   Mark A. Anderson
                                   Vice Chairman - Corporate Services,
                                   Chief Financial Officer,
                                   Chief Information Officer, Treasurer,
                                   Secretary (Principal Financial and
                                   Accounting Officer)