Form 10-Q
period 1999-09-30
COMMUNITY FIRST BANKSHARES INC
filed 1999-11-12
CIK 857593

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-19368

COMMUNITY FIRST BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-0391436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
520 Main Avenue Fargo, ND	58124
(Address of principal executive offices)	(Zip Code)
(701) 298-5600 (Registrant's telephone number, including area code)

    Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES /x/  NO / /

    At November 8, 1999, 49,938,612 shares of Common Stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 1999

INDEX

		PAGE
PART I—FINANCIAL INFORMATION:
Item 1.	Condensed Consolidated Financial Statements and Notes	3-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
PART II—OTHER INFORMATION:
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES		19

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 1999	December 31, 1998
	(unaudited)
Assets:
Cash and due from banks	$201,101	$250,963
Federal funds sold and securities purchased under agreements to resell	—	100
Interest-bearing deposits	1,186	5,067
Available-for-sale securities	1,931,223	1,980,530
Held-to-maturity securities (Fair value: 9/30/99—$72,290, 12/31/98—$69,906)	72,290	69,906
Loans	3,488,413	3,386,142
Less: Allowance for loan losses	(48,411)	(50,173)

Net loans	3,440,002	3,335,969
Bank premises and equipment, net	120,991	123,254
Accrued interest receivable	54,675	51,429
Intangible assets	127,680	133,231
Other assets	64,122	52,523

Total assets	6,013,270	6,002,972

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing	843,960	547,703
Interest-bearing	3,906,910	4,336,969

Total deposits	4,750,870	4,884,672
Federal funds purchased and securities sold under agreements to repurchase	164,069	143,057
Other short-term borrowings	438,733	292,669
Long-term debt	93,434	93,472
Capital lease obligations	3,841	5,238
Accrued interest payable	30,877	26,650
Other liabilities	15,722	31,968

Total liabilities	5,497,546	5,477,726
Company-obligated mandatorily redeemable preferred securities of CFB Capital I and II	120,000	120,000
Shareholders' equity:
Preferred stock	—	—
Common stock, par value $.01 per share:
Authorized Shares—80,000,000
Issued Shares—47,684,717	477	477
Capital surplus	172,043	172,043
Retained earnings	263,181	231,689
Unrealized (losses) gains on available-for-sale securities, net of tax	(24,516)	13,146
Less cost of common stock in treasury—9/30/99	—
768,025 shares; 12/31/98—564,588 shares	(15,461)	(12,109)

Total shareholders' equity	395,724	405,246

Total liabilities and shareholders' equity	$6,013,270	$6,002,972

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)	For the Three Months Ended 9/30/99	For the Three Months Ended 9/30/98	For the Nine Months Ended 9/30/99	For the Nine Months Ended 9/30/98
Interest income:
Loans	$79,904	$85,372	$236,706	$240,237
Investment securities	32,178	31,882	96,761	90,602
Interest-bearing deposits	15	140	86	641
Federal funds sold and resale agreements	14	610	87	2,671

Total interest income	112,111	118,004	333,640	334,151
Interest expense:
Deposits	35,917	41,233	108,918	121,955
Short-term and other borrowings	7,770	7,031	20,084	13,581
Long-term debt	1,707	2,159	5,080	6,423

Total interest expense	45,394	50,423	134,082	141,959

Net interest income	66,717	67,581	199,558	192,192
Provision for loan losses	4,193	4,826	15,162	10,782

Net interest income after provision for loan losses	62,524	62,755	184,396	181,410

Noninterest income:
Service charges on deposit accounts	9,288	8,031	25,018	22,278
Insurance commissions	2,360	2,025	6,404	5,360
Fees from fiduciary activities	1,196	1,232	3,817	3,753
Net gains on sales of securities	229	354	2,013	1,339
Other	4,369	4,224	13,852	13,351

Total noninterest income	17,442	15,866	51,104	46,081

Noninterest expense:
Salaries and employee benefits	25,136	26,736	75,206	81,812
Net occupancy	7,783	9,020	22,937	25,914
FDIC insurance	153	162	470	508
Legal and accounting	1,083	594	2,361	3,078
Other professional service	995	1,406	3,708	3,424
Acquisition expense	—	1,273	0	2,903
Data processing	745	1,758	2,475	3,778
Company-obligated mandatorily redeemable preferred securities of CFB Capital I & II	2,562	2,561	7,684	7,656
Amortization of intangibles	2,605	2,629	7,858	7,709
Other	9,701	11,138	29,319	32,066

Total noninterest expense	50,763	57,277	152,018	168,848
Income from continuing operations before income taxes and extraordinary item	29,203	21,344	83,482	58,643
Provision for income taxes	9,939	7,950	28,154	18,199

Income from continuing operations before extraordinary item	19,264	13,394	55,328	40,444
Discontinued Operations:
Income from operations of discontinued operations (Less applicable income taxes)	—	—	0	(2,232)
Loss on disposal of discontinued operations, including provision for operating losses during phase-out period (Less applicable income taxes)	—	—	0	(1,676)

Income before extraordinary item	19,264	13,394	55,328	36,536
Extraordinary item:
Loss on early extinguishment of debt, net of taxes	—	—	0	0

Net income	19,264	13,394	55,328	36,536

Earnings per common and common equivalent share:
Basic income per share from continuing operations before extraordinary item	$0.41	$0.28	$1.18	$0.85
Discontinued operations	$0.00	$0.00	$0.00	$(0.08)
Extraordinary item	$0.00	$0.00	$0.00	$0.00

Basic net income	$0.41	$0.28	$1.18	$0.77

Diluted income per share from continuing operations before extraordinary item	$0.41	$0.28	$1.17	$0.84
Discontinued operations	$0.00	$0.00	$0.00	$(0.08)
Extraordinary item	$0.00	$0.00	$0.00	$0.00

Diluted net income	$0.41	$0.28	$1.17	$0.76

Average common and common equivalent shares outstanding:
Basic	46,982,212	47,288,475	47,067,331	47,312,036
Diluted	47,346,758	47,830,937	47,432,837	47,951,113

Dividend declared per common share	$0.14	$0.11	$0.42	$0.33

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data) (Unaudited)	For the Three Months Ended 9/30/99	For the Three Months Ended 9/30/98	For the Nine Months Ended 9/30/99	For the Nine Months Ended 9/30/98
Net Income	$19,264	$13,394	$55,328	$36,536
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	3,685	16,244	(37,662)	17,012
Less: Reclassified adjustment for gains included in net income	(137)	(212)	(1,208)	(850)

Other comprehensive income	3,548	16,032	(38,870)	16,162

Comprehensive income	$22,812	$29,426	$16,458	$52,698

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(Dollars in thousands) (Unaudited)	1999	1998
Cash flows from operating activities:
Net income	$55,328	$36,536
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,162	10,782
Depreciation	10,694	11,507
Amortization of intangibles	7,858	7,709
Net of amortization of premiums (discounts) on securities	777	(577)
Increase in interest receivable	(3,246)	(11,986)
Increase in interest payable	4,227	5,689
Other—net	(8,436)	(65,242)

Net cash provided by (used in) operating activities	82,364	(5,582)
Cash flows from investing activities:
Net increase in interest-bearing deposits	3,881	4,649
Purchases of available-for-sale securities	(589,137)	(2,713,651)
Maturities of available-for-sale securities	436,489	2,017,809
Sales of securities, net of gains	140,403	136,400
Purchases of held-to-maturity securities	(2,487)	(10,481)
Maturities of held-to-maturity securities	103	9,005
Net increase in loans	(119,195)	(299,433)
Net increase in bank premises and equipment	(8,431)	(19,699)

Net cash used in investing activities	(138,374)	(875,401)
Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(100,813)	367,188
Net (decrease) increase in time accounts	(32,989)	309,055
Net increase in short-term and other borrowings	167,076	161,521
Net decrease in long-term debt	(38)	(5,249)
Purchase of common stock held in treasury	(9,370)	(13,438)
Issuance of common stock	—	1,384
Sale of common stock held in treasury	1,944	1,723
Common stock dividends paid	(19,762)	(14,516)

Net cash provided by financing activities	6,048	807,668

Net decrease in cash and cash equivalents	(49,962)	(73,315)
Cash and cash equivalents at beginning of period	251,063	331,131

Cash and cash equivalents at end of period	$201,101	$257,816

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

Note A—BASIS OF PRESENTATION

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

Note B—BUSINESS COMBINATIONS AND DIVESTITURES

    On September 13, 1999, the Company announced an agreement to sell its Nephi, Utah branch to Far West Bank, headquartered in Provo, Utah. The Nephi branch has approximately $15 million in assets. The transaction is subject to regulatory approval and is expected to be completed during the fourth quarter of 1999.

    On July 26, 1999, the Company signed a definitive agreement to acquire River Bancorp, Inc., Ramsey, Minnesota through the issuance of Company common stock to holders of River Bancorp common stock. The transaction, which is subject to regulatory approval, is expected to be completed during the fourth quarter of 1999 and is expected to be accounted for using the pooling of interests method of accounting. River Bancorp had assets of approximately $34 million at September 30, 1999.

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

Note C—SUBSEQUENT EVENTS

    On October 22, 1999, the Company announced an agreement to sell its Richfield, Utah branch to State Bank of Southern Utah, headquartered in Cedar City, Utah. The Richfield branch has approximately $17 million in assets. The transaction is subject to regulatory approval and is expected to be completed during the first quarter of 2000.

    On October 7, 1999, the Company issued a combination of approximately 3.5 million shares of common stock and common stock options to acquire Valley National Corporation ("Valley National"), a one bank holding company headquartered in El Cajon, California. At acquisition, Valley National had approximately $252 million in assets and $230 million in deposits at six banking offices. The Company will use the pooling of interests method to account for the transaction. The merger is deemed to be material to Company's financial condition and operating results. Accordingly, the Company's financial statements will be restated.

    Operating results for the Company and Valley National for the year ended December 31, 1998 and the nine months ended September 30, 1999 prior to restatement are:

(In thousands, except per share data)	The Company	Valley National	Combined
Nine Months Ended September 30, 1999:
Net interest income	$199,558	$9,882	$209,440
Net income	55,328	2,249	57,577
Earnings per common and common equivalent share:
Basic	$1.18	$0.81	$1.15
Diluted	$1.17	$0.74	$1.14
Year Ended December 31, 1998:
Net interest income	$260,760	$11,729	$272,489
Net income	43,063	2,400	45,463
Earnings per common and common equivalent share:
Basic	$0.91	$0.87	$0.90
Diluted	$0.90	$0.81	$0.89

Note D—ACCOUNTING CHANGES

Accounting for Derivative Instruments and Hedging Activities

    Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date has been deferred for one year with the recent issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133. SFAS 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000, with earlier application permitted. Retroactive application of this Statement to prior periods is prohibited. The adoption of SFAS 133 is not expected to have a material impact on the Company.

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

Note E—INVESTMENTS

    The following is a summary of available-for-sale and held-to-maturity securities at September 30, 1999:

	Available-for-Sale Securities
(in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Estimated Unrealized Losses	Fair Value
United States Treasury	$104,463	$621	$300	$104,784
United States Government agencies	424,198	220	10,554	413,864
Mortgage-backed securities	1,177,392	1,189	22,313	1,156,268
Collateralized mortgage obligations	31,146	131	80	31,197
State and Political Securities	133,499	857	4,053	130,303
Other securities	100,311	267	5,771	94,807

	$1,971,009	$3,285	$43,071	$1,931,223

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other securities	72,290	—	—	72,290

	$72,290	$—	$—	$72,290

    Proceeds from the sale of available-for-sale securities during the three months ended September 30, 1999 and 1998, were $19,364,000 and $42,894,000, respectively. Gross gains of $229,000 and $354,000 were realized on sales during the three months ended September 30, 1999 and 1998, respectively. No gross losses were realized on these sales during 1999 or 1998. Gains and losses on disposition of these securities were computed using the specific identification method.

Note F—LOANS

    The composition of the loan portfolio at September 30, 1999, was as follows (in thousands):

Real estate	$1,223,852
Real estate construction	423,377
Commercial	933,799
Agricultural	279,613
Consumer and other	627,772

3,488,413
Less allowance for loan losses	48,411

Net loans	$3,440,002

Note G—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at September 30, 1999, were as follows (in thousands):

Commitments to extend credit	$660,182
Letters of credit	29,910

Note H—SUBORDINATED NOTES

    Long-term debt at September 30, 1999, included $60 million of 7.30% Subordinated Notes issued in June 1997. These notes are due June 30, 2004, with interest payable semi-annually. At September 30, 1999, the entire $60 million, qualified as Tier 2 capital.

Note I—INCOME TAXES

    The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

Nine Months Ended September 30, 1999
35% of pretax income	$29,219
State income tax, net of federal tax benefit	1,268
Tax-exempt interest	(3,235)
Amortization of goodwill	689
Other	213

Provision for income taxes	$28,154

Note J—SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30 (in thousands)	1999	1998
Noncash transfers of held-to-maturity securities to available-for-sale securities	$—	$154,099
Unrealized gain (loss) on available-for-sale securities	(60,775)	27,442

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

    The following is a discussion of the Company's financial condition as of September 30, 1999, and December 31, 1998, and its results of operations for the three and nine month periods ended September 30, 1999 and 1998.

Merger and Acquisition Activity

    The Company has made a number of acquisitions during these periods. Each of these acquisitions has had an effect upon the Company's results of operations and financial condition.

    Pooling of Interests Transactions.  In the following transactions during the periods presented, the Company accounted for the acquisition using the pooling of interests method.

Pooling of Interests Transactions

Date of Acquisition	Location and/or Name of Main Office of Acquired Entity	Number of Locations at Date of Acquisition	Total Assets at Date of Acquisition (in millions)
August 1998	Salt Lake City, Utah	2	$99
July 1998	Las Cruces, New Mexico	3	159
May 1998	FNB, Inc., Colorado	2	120
April 1998	Longmont, Colorado	4	138
April 1998	Thornton, Colorado	4	78

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

PURCHASE TRANSACTION

Date of Acquisition	Location and/or Name of Main Office of Acquired Entity	Number of Locations at Date of Acquisition	Total Assets at Date of Acquisition (in millions)
January 1998	Banc One, Phoenix, Arizona	37	$730

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

Overview

    For the three months ended September 30, 1999, net income was $19.3 million, an increase of $5.9 million, or 44%, from the $13.4 million earned during the 1998 period. The Company's basic earnings per common share for the third quarter of 1999 were $0.41, compared to $0.28 in 1998. Diluted earnings per common share for the third quarter of 1999 were $0.41.

    Return on average assets was 1.27% for the third quarter of 1999, compared with 0.89% for the 1998 period. Return on average common shareholders' equity for the 1999 and 1998 periods were 19.91% and 13.40%, respectively. Principal factors contributing to these changes included incremental net noninterest expenses associated with the acquisition and integration of entities acquired during 1998.

    For the nine months ended September 30, 1999, net income was $55.3 million, an increase of $18.8 million, or 51.5%, from the $36.5 million earned during the 1998 period. This included the effect of a $3.9 million after tax loss from discontinued operations associated with disposal of the Company's sub-prime lending business during 1998. Basic earnings per common share for the nine months ended September 30, 1999, were $1.18, compared to $0.77 in 1998. Diluted earnings per common share for the nine months ended September 30, 1999 were $1.17.

    Return on average assets and return on common equity for the nine months ended September 30, 1999 were 1.24% and 18.62%, respectively, as compared to the 1998 ratios of 0.85% and 12.58%, respectively.

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

    As of June 30, 1998, in anticipation of the disposition of certain operating assets, the Company changed the status of MPFS and ELI from discontinued operations and reflected the assets expected to be retained as loans. In July 1998, the Company sold the operating assets, excluding loans retained of MPFS and ELI in cash transactions. The Company retained approximately $50 million in sub-prime mortgage loans originated by ELI, approximately $50 million in automobile installment contracts originated by MPFS and servicing rights on an additional $100 million in ELI loans sold to other parties. In late 1998, the Company sold a portion of the loans retained from MPFS and ELI. The Company recorded another charge of $10 million in the fourth quarter in connection with further expected losses upon liquidation of these assets, including direct losses, increased reserves, termination fees on certain servicing contracts and severance costs for loan servicing personnel. During April 1999, the Company sold $8.5 million of remaining sub-prime mortgages and $22 million of automobile installment contracts. During May 1999, the Company sold $10 million of the remaining automobile installment contracts. At September 30, 1999, the Company had approximately $11 million in performing sub-prime mortgages, which continue to be paid down or are being liquidated. The Company anticipates that it will not pursue further sub-prime lending activities.

Results of Operations

  Net Interest Income

    Net interest income for the three months ended September 30, 1999, was $66.7 million, a decrease of $864,000, or 1.3%, from the net interest income of $67.6 million earned during the 1998 period. The net interest margin of 4.98% during the third quarter of 1999, was down from 5.08% during the 1998 period.

    Net interest income for the nine months ended September 30, 1999 was $199.6 million, an increase of $7.4 million, or 3.9% from interest income of $192.2 million earned during the 1998 period.

  Provision for Loan Losses

    The provision for loan losses for the three months ended September 30, 1999, was $4.2 million, a decrease of $633,000, or 13.1%, from the $4.8 million provision during the 1998 period. This decrease reflects relatively stable loan quality, the recognition of specific credits at recently acquired institutions, and the Company's objective of maintaining adequate reserve levels.

  Noninterest Income

    Noninterest income for the three months ended September 30, 1999, was $17.4 million, an increase of $1.5 million, or 9.4%, from the 1998 level of $15.9 million. The increase reflects continued growth in revenue generated by the Company's insurance, trust and sales of investment securities. The 1999 period included $9.3 million in deposit service charges, an increase of $1.3 million over the 1998 period.

    Noninterest income for the nine months ended September 30, 1999, was $51.1 million, an increase of $5.0 million, or 10.8% from the 1998 level of $46.1 million. The increase was principally due to a $2.7 million increase in deposit service charges. In addition, insurance commissions increased $1.0 million and gains on sale of available-for-sale securities increased $674,000.

  Noninterest Expense

    Noninterest expense for the three months ended September 30, 1999, was $50.8 million, a decrease of $6.5 million, or 11.3%, from the level of $57.3 million during the 1998 period. The decrease was principally due to a decrease of $1.6 million, or 6.0%, in salaries and employee benefits, a significant portion resulting from the Company's cost reduction initiatives implemented during the fourth quarter of 1998. Net occupancy decreased $1.2 million or 13.3% from $9.0 million in the period ended September 30, 1998, to $7.8 million at the end of the current period, also principally due to the Company's cost reduction initiatives. The third quarter of 1998 included $1.3 million in acquisition, merger, integration, and conforming charges associated with transactions completed during the third quarter of 1998.

    Noninterest expense for the nine months ended September 30, 1999 was $152.0 million, a decrease of $16.8 million, or 10.0%, from $168.8 million during the 1998 period. The decrease was principally due to the cost reduction initiatives implemented during the fourth quarter of 1998, including a $6.6 million, or 8.1% reduction in salaries and employee benefits and a $3.0 million, or 11.6% reduction in net occupancy. In addition, the 1998 period included $2.9 million in acquisitions, merger, integration, and conforming charges related to acquisitions completed during the 1998 period. Legal and accounting expense was $2.4 million during the period ended September 30, 1999, a decrease of $717,000 or 23.1% from the $3.1 million recorded during the period ended September 30, 1998.

Provision for Income Taxes

    The provision for income taxes for the three months ended September 30, 1999, was $9.9 million, an increase of $1.9 million, or 23.8%, from the 1998 level of $8.0 million, due primarily to the increase in pre-tax income. The reduction in the effective tax rate results primarily from the realization of the effect of certain tax planning strategies.

    The provision for income taxes for the nine months ended September 30, 1999 was $28.2 million, an increase of $10.0 million, or 54.9%, from the 1998 level of $18.2 million, due to the increase in the level of pretax income.

Year 2000 Issue

    The Company is evaluating the potential impact of what is commonly referred to as the "Year 2000" issue. This issue addresses the potential inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. If not corrected, these systems could fail or create erroneous results. The Company has established a dedicated Year 2000 Team to focus on all significant operational areas throughout the Company. This team has worked with management to commence the following steps: (i) implementing a Year 2000 Assessment and Testing Plan for all items that may be affected by the Year 2000 date change; (ii) working with loan customers to help them understand the impact of the Year 2000 on their business; (iii) communicating with third parties that interact with the Company to ensure they are addressing the Year 2000 issue; (iv) communicating with hardware and software suppliers to ensure Year 2000 compliance among their products; and (v) contingency and disaster recovery planning to ensure Year 2000 problem resolution. The Company completed substantially all testing and established compliance with respect to its applications, subject to equipment upgrades during 1999, ongoing communications with third parties, and compliance of any entities acquired in 1999. Regardless of the Year 2000 compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant. Such risks may include potential losses related to loans made to third parties whose businesses are adversely affected by the Year 2000 issue, the disruption or inaccuracy of data provided by non-Year 2000 compliant third parties and business disruption caused by the failure of service providers, such as security and data processing companies, to become Year 2000 compliant. Another pervasive banking risk associated with the Year 2000 issue is the risk of banking customers withdrawing and retaining large amounts of cash during late 1999, thus reducing the Company's deposits and needed working capital. Because of these uncertainties, there can be no assurance that the Year 2000 issue will not have a material financial impact in any future period.

    The Company incurred operating costs of $400,000 during 1998, which included $100,000 in labor costs associated with dedicated staff and $200,000 of labor costs related to other staff time devoted to Year 2000 compliance and $100,000 in costs related to the write off of non-compliant equipment. The Company also incurred $1.0 million in capital expenditures for equipment upgrades related to the compliance effort. During the first nine months of 1999, the Company incurred approximately $400,000 in operating costs consisting principally of direct labor, and an additional $900,000 in capital expenditures. The 1999 expenditures represent 5% of the Company's information technology operating budget and 30% of the Company's information technology capital expenditure budget for 1999. The Company anticipates minimal operating costs and no additional capital expenditures related to the Year 2000 issue during the remainder of 1999. The costs incurred in 1999 and 1998 were funded from operating income. The Company has not delayed any information technology projects as a result of their Year 2000 compliance effort.

    The Company has identified contingency plans for all mission critical applications and the affiliate bank environment. The verification and validation of these plans have been completed during the first nine months of 1999. The Company currently is and will continue to focus on communication of the Year 2000 issue to customers and employees. The Company's Year 2000 compliance effort has been reviewed on five occasions by regulatory authorities during 1998, on three occasions during the first nine months of 1999, and anticipates two reviews during the remainder of 1999.

Financial Condition

  Loans

    Total loans were $3.5 billion at September 30, 1999 and $3.4 billion at December 31, 1998.

    The following table presents the Company's balance of each major category of loans:

	September 30, 1999		December 31, 1998
	Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Loan category:
Real estate	$1,223,852	35.08%	$1,225,255	36.19%
Real estate construction	423,377	12.14%	358,317	10.58%
Commercial	933,799	26.77%	904,063	26.70%
Consumer and other	627,772	18.00%	603,468	17.82%
Agricultural	279,613	8.01%	295,039	8.71%

Total loans	3,488,413	100.00%	3,386,142	100.00%

Less allowance for loan losses	48,411		50,173

Total	$3,440,002		$3,335,969

  Nonperforming Assets

    At September 30, 1999, nonperforming assets were $30.7 million, an increase of $4.4 million, or 16.7%, from the $26.3 million level at December 31, 1998. The increase was principally due to the Company's decision to place various credits at recently acquired institutions, principally two non-residential real estate credits, into a non-accrual status. At September 30, 1999, nonperforming loans as a percent of total loans was .76%, an increase from the December 31, 1998 level of .67%. OREO was $4.2 million at September 30, 1999, an increase of $550,000 from $3.7 million at December 31, 1998.

    Nonperforming assets of the Company are summarized in the following table:

	September 30, 1999	December 31, 1998
Loans
Nonaccrual loans	$26,080	$22,517
Restructured loans	391	162

Nonperforming loans	26,471	22,679
Other real estate owned	4,210	3,660

Nonperforming assets	$30,681	$26,339

Loans 90 days or more past due but still accruing	$2,163	$3,088

Nonperforming loans as a percentage of total loans	.76%	.67%
Nonperforming assets as a percentage of total assets	.51%	.44%
Nonperforming assets as a percentage of loans and OREO	.88%	.78%

Allowance for Loan Losses

    At September 30, 1999 and September 30, 1998, the allowance for loan losses was $48.4 million and $45.6 million, respectively. Net charge-offs during the 1999 period were $9.7 million more than those incurred during the nine months ended September 30, 1998. The increase is due principally to the charge-off of sub-prime loans identified and included in the loan loss provision during the fourth quarter of 1998 and also reflects the Company's exit of the sub-prime lending business.

    At September 30, 1999, the allowance for loan losses as a percentage of total loans was 1.39%, a slight increase from the September 30, 1998, level of 1.35%.

    The following table sets forth the Company's allowance for loans losses:

	September 30
	1999	1998
	(Dollars in thousands)
Balance at beginning of period	$50,173	$40,045
Acquired bank allowance/other	—	1,958
Charge-offs:
Commercial	3,715	2,141
Real estate	1,872	570
Real estate construction	2,635	36
Agricultural	406	509
Consumer and other	11,988	6,588

Total charge-offs	20,616	9,844

Recoveries:
Commercial	338	684
Real estate	860	221
Agricultural	373	221
Consumer and other	2,121	1,500

Total recoveries	3,692	2,626
Net charge-offs	16,924	7,218
Provision charged to operations	15,162	10,782

Balance at end of period	$48,411	$45,567

Allowance as a percentage of total loans	1.39%	1.35%
Annualized net charge-offs to average loans outstanding	0.67%	0.30%

  Investments

    The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $2.0 billion at September 30, 1999, and down slightly from $2.1 billion at December 31, 1998. At September 30, 1999, the investment portfolio represented 33.3% of total assets, compared with 34.2% at December 31, 1998. In addition to investment securities, the Company had investments in interest-bearing deposits of $1.2 million at September 30, 1999, a $3.9 million decrease from the $5.1 million at December 31, 1998.

  Deposits

    Total deposits were $4.8 billion at September 30, 1999, a decrease of $134 million or 2.7% from $4.9 billion at December 31, 1998. Noninterest-bearing deposits at September 30, 1999, were $844 million, an increase of $296 million, or 54.0%, from $548 million at December 31, 1998. The Company's core deposits as a percent of total deposits were 88.2% and 87.6% as of September 30, 1999, and December 31, 1998, respectively. Interest-bearing deposits were $3.9 billion at September 30, 1999, a decrease of $430 million, or 9.9% from the $4.3 billion at December 31, 1998.

  Borrowings

    Short-term borrowings of the Company were $439 million as of September 30, 1999, as compared to $293 million at December 31, 1998, an increase of $146 million, or 49.8%.

    Long-term debt of the Company was $93 million as of September 30, 1999, and December 31, 1998.

  Capital Management

    Shareholders' equity decreased $9 million, or 2.2%, to $396 million at September 30, 1999, from $405 million at December 31, 1998, due principally to an increase in unrealized losses on available-for-sale securities, partially offset by the increase in net income. At September 30, 1999, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 9.82%, 12.40%, and 6.95%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At September 30, 1999, the Company had risk-weighted assets of $4.2 billion.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

    There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 1998.

PART II—OTHER INFORMATION

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

COMMUNITY FIRST BANKSHARES, INC.
Date: November 12, 1999	/s/ MARK A. ANDERSON Mark A. Anderson Vice Chairman, Chief Financial Officer, Chief Information Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)

QuickLinks

INDEX

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk

PART II—OTHER INFORMATION
Item 1. Legal Proceedings:
Item 2. Changes in Securities:
Item 3. Defaults upon Senior Securities:
Item 4. Submission of Matters to a Vote of Security Holders:
Item 5. Other Information:
Item 6. Exhibits and Reports on Form 8-K:

SIGNATURES