Form 10-K
period 1999-12-31
COMMUNITY FIRST BANKSHARES INC
filed 2000-03-24
CIK 857593

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 000-19368

COMMUNITY FIRST BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	46-0391436 (IRS Employer Identification No.)

520 MAIN AVENUE
FARGO, ND 58124-0001
(Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (701) 298-5600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $.01 PAR VALUE

PREFERRED STOCK PURCHASE RIGHTS

8 7/8% CUMULATIVE CAPITAL SECURITIES, $25 LIQUIDATION AMOUNT(1)

8.20% CUMULATIVE CAPITAL SECURITIES, $25 LIQUIDATION AMOUNT(2)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   As of March 21, 2000, assuming as market value the price of $15.47 per share, the average between the bid and asked sale prices on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $714 million.

   As of March 21, 2000, the Company had outstanding 50,426,471 shares of Common Stock, $.01 par value, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the 1999 Annual Report to Shareholders and the 2000 Proxy Statement for the Company's Annual Meeting of Shareholders to be held April 25, 2000, are incorporated by reference into Parts II and III, respectively, of this Form 10-K to the extent described in such Parts.

(1)
The 8 7/8% Cumulative Capital Securities (the "CFB I Capital Securities") were issued by CFB Capital I ("CFB Capital I"), a wholly owned Delaware business trust subsidiary of the Company. The Company has also fully and unconditionally guaranteed all of CFB Capital I's obligations under the CFB I Capital Securities.

(2)
The 8.20% Cumulative Capital Securities (the "CFB II Capital Securities") were issued by CFB Capital II ("CFB Capital II"), a wholly owned Delaware business trust subsidiary of the Company. The Company has also fully and unconditionally guaranteed all of CFB Capital II's obligations under the CFB II Capital Securities.

PART I

ITEM 1. BUSINESS

GENERAL

    Community First Bankshares, Inc. (the "Company"), is a multi-bank holding company that as of December 31, 1999 operated banks and bank branches (the "Banks") in 158 communities in Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. Total assets of the Company were approximately $6.3 billion as of December 31, 1999. The Company acquired banks and bank branches in 7 communities in 1999. See "Recent Significant Acquisitions."

    The Banks are community banks that provide a full range of commercial and consumer banking services primarily to individuals and businesses in small and medium-sized communities and the surrounding market areas. The Company encourages local autonomy by local Bank presidents, while providing to the Banks the benefits of holding company affiliation.

NATIONAL COMMUNITY BANKING STRATEGY

    The Company has built a network of banks and a solid customer base through acquisitions. The Company's focus is to increase the revenues and profit derived from that customer base by utilizing customer intelligence to profitably increase the number of products and services per household and by expanding the channels through which customers can access those products and services. New services will include fee services such as the insurance products and investment services now offered, as well as expanded banking options. A new online banking Web site will supplement the current channels of in-person, mail, ATM, and telephone banking. A computer-based customer intelligence system will enable the Banks to deliver more value to their customers by focusing on the products and services most relevant to each customer. To leverage the power of the network, the Company has recently introduced a program of Company-wide sales campaigns focusing on individual products.

    The Company will continue to acquire banks and bank branches in communities which generally have populations between 3,000 and 50,000 and are located in the Company's key target acquisition states of Arizona, California, Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. Such communities are believed to provide the Company with the opportunity for a stable, relatively low-cost deposit base. In pursuing its community banking strategy, the Company intends to concentrate on a broader band of acquisition opportunities, focusing on banks and banking groups with $200 million to $500 million in assets. It will also acquire additional insurance agencies as part of the strategy of expanding its product offerings.

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

THE BANKS

    The Banks provide a full range of commercial and consumer banking services primarily to individuals and businesses in small and medium-sized communities and the surrounding market areas. The Banks draw most of their deposits from and make most of their loans within their respective market areas. The

Banks owned by the Company as of December 31, 1999, were located in Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.

COMMUNITIES SERVED

    The Banks, as of December 31, 1999, were located in communities with populations ranging from approximately 200 to 50,000, except for the larger communities of Fargo, North Dakota; Denver and Englewood (a Denver suburb), Colorado; Phoenix, Arizona; El Cajon (a San Diego suburb), California, and Salt Lake City, Utah. The Company has operated profitably in these communities and has continued to acquire institutions in larger markets, reducing the percentage of revenues derived from smaller markets. Each of the Banks seeks to serve a market area with greater population because, in many cases, there are few or no other financial institutions within a reasonable distance from the community in which the Bank is located. As with other small, non-metropolitan communities, many of the smaller communities in which the Banks presently operate have experienced and are expected to experience no growth or a decline in population. The economies of the some of the Banks' smaller communities, especially those in Nebraska, North Dakota and South Dakota, depend primarily on farming, farm service and agricultural supply businesses. If reductions in population or adverse economic trends in specific communities result in decreased profitability in the Banks or offices located in those communities, the Company may consider selling such Banks or offices or reducing the level of services provided in such communities.

ACQUISITION STRATEGY

    The Company intends to continue its growth by making acquisitions of community banks and other financial institutions in selected communities. It also intends to broaden its service offerings by acquiring additional insurance agencies. The Company believes it is well positioned to acquire and profitably operate community banks because of its experience in operating community banks, its ability to provide centralized management to those banks and its access to capital. The Company believes many owners of community banks are seeking to sell their banks for a variety of reasons, including lack of shareholder liquidity, management succession problems, the difficulty of compliance with current multiple-layered bank regulations and increasing competition from non-bank organizations. The Company believes there are many community banks that are possible acquisition candidates in its primary acquisition area.

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

    The Company has established a due diligence review process to evaluate acquisition targets and has established acquisition parameters for target acquisitions relating to market factors, financial performance and certain non-financial factors. Market factors considered by the Company include the size and long-term viability of the community and market area served by the target bank, the dominance of the acquisition target (which should be the largest or second largest financial institution in the market) and the proximity of other existing Banks owned by the Company. In exploring markets in regions not currently served by the Company, management looks for similarities between the new market areas and the Company's existing market areas in terms of culture and economic bases. Financial analyses performed by the Company in evaluating acquisition prospects include review of historical performance, comparison to peers and the Company's Banks in terms of key operating performance ratios (including earnings, staffing and loan quality) and target ratios. The Company determines the price it is willing to pay for an institution based on, among other factors, cash flow and return on equity valuation models and an analysis of accretion/dilution on a marginal and a pro forma basis. Non-financial considerations in evaluating an acquisition prospect include the quality of the management team's skill and the demand on management resources to integrate the target institution. Finally, each target acquisition must undergo an extensive review of loan asset quality, operating procedures and deposit structure before the Company commits to a purchase. The Company's level of future acquisitions will depend, in part, on its ability to attract and retain management level employees capable of performing efficient review of credit quality standards of proposed acquisition candidates. Acquisition opportunities presented to the Company that have not met the requirements described above have not been pursued.

    Management believes future growth in the business of the Company will largely depend on successful execution of the Company's strategies. By offering our customers a full suite of financial products and services through a broader range of channels, the Company will endeavor to increase the number of products sold to each customer. Sophisticated customer analysis tools will enable the Company to target the marketing of these products more effectively. In addition, the Company will undertake Company-wide marketing initiatives to increase non-interest income through sales of investment products, trust services and insurance. The future growth rate of the Company will also depend upon consummation of acquisitions consistent with the Company's acquisition strategy, and the future growth of recent acquisitions in higher-growth markets. Successful completion of acquisitions by the Company depends upon such factors as the availability of suitable acquisition candidates, necessary regulatory approvals and necessary approvals of holders of the Company's and other providers of credit, and compliance with applicable capital requirements.

REVIEW OF ACQUISITION OPPORTUNITIES

    The Company routinely solicits and reviews acquisition opportunities and, at any given time, may have bids outstanding or may be involved in negotiations with the owners of financial institutions or other parties relative to a particular financial institution, its branches or its deposit accounts. The Company currently has no agreements in place to acquire other banks.

RECENT SIGNIFICANT ACQUISITIONS

    The Company made a number of significant acquisitions in 1999 and 1998, as outlined below. The details of these acquisitions are described in the 1999 Annual Report to Shareholders in Management's Discussion and Analysis under "Merger and Acquisition Activity" and in the Notes to Consolidated Financial Statements under "Business Combinations and Divestitures", which are incorporated herein by reference.

    On December 21, 1999, the Company acquired River Bancorp, Inc., the bank holding company for Northland Security Bank, headquartered in Ramsey, Minnesota. On October 7, 1999, the Company acquired Valley National Corporation, a publicly-held corporation and the bank holding company for Valle de Oro Bank, National Association, headquartered in El Cajon, California, with 6 bank locations in Spring Valley, El Cajon, La Mesa and Santee, California. On August 7, 1998, the Company acquired Guardian Bancorp, the bank holding company for Guardian State Bank, headquartered in Salt Lake City, Utah, with banking offices in Salt Lake City and Sandy, Utah. On July 1, 1998, the Company acquired Western Bancshares of Las Cruces, Inc., the bank holding company for Western Bank, headquartered in Las Cruces, New Mexico with offices in Anthony, Hatch and Las Cruces, New Mexico. On May 7, 1998, the Company acquired FNB, Inc., a two-bank holding company headquartered in Greeley, Colorado with offices in Greeley and Fort Collins, Colorado. On April 30, 1998, the Company acquired Pioneer Bank of Longmont, Longmont, Colorado, with five banking offices in four Colorado communities. On April 3, 1998, the Company acquired Community Bancorp, Inc., the parent company of Community First National Bank, Thornton, Colorado. On January 23, 1998, the Company acquired 37 banking offices located in Arizona, Colorado and Utah from three subsidiary banks of Banc One Corporation.

RECENT DIVESTITURES

    In 2000 and 1998, the Company divested several offices that were acquired on January 23, 1998, as part of the Company's purchase and assumption of 37 offices of three subsidiary banks of Banc One Corporation. On January 14, 2000, the Company, through its Arizona subsidiary, completed the sale of its office in Nephi, Utah. On February 11, 2000, the Company, through its Arizona subsidiary, completed the sale of its office in Richfield, Utah. On June 12, 1998, the Company, through its Colorado subsidiary, completed the sale of its office in Ault, Colorado.

    In July, 1998, the Company sold the operating assets of its two sub-prime lending subsidiaries. In a cash transaction on July 27, 1998, the Company sold seven loan production offices of Equity Lending, Inc. ("ELI") to FIRSTPLUS Financial Group, Inc. On July 31, 1998, the Company also sold servicing rights to the portfolio of automobile installment contracts originated by Mountain Parks Financial Services, Inc. ("MPFS") to Cygnet Financial Services, Inc. The Company retained approximately $50 million in loans originated by ELI and servicing rights on an additional $100 million in ELI loans sold to other parties. The Company also retained approximately $50 million in auto installment contracts originated by MPFS. ELI and MPFS were acquired in December 1996 as a result of the Company's merger with Mountain Parks Financial Corporation. In six separate transactions in 1999, the Company sold a total of $11.4 million sub-prime mortgages and $31.4 million in automobile installment contracts to other organizations. At December 31, 1999, the Company had approximately $10 million in sub-prime mortgages and $237,000 representing the net value of the buy-backs of automobile installments contracts. The Company anticipates that after the sale or liquidation of remaining subprime assets, it will not pursue further sub-prime lending activities. See "Sale of Sub-Prime Lending Business" in the 1999 Annual Report to Shareholders incorporated by reference in this Form 10-K.

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

    CREDIT. The Company's lending activities are guided by the general loan policy established by the Board of Directors. The Senior Credit Committee of the Company has established loan approval limits for each region of the Company and each subsidiary Bank. Amounts in excess of the individual Bank lending authority are presented to the Regional Credit Officers. Loans above $1,500,000 per "pass" rated borrower, $1,000,000 per "watch" rated borrower and $250,000 per "classified" borrower are presented to the Senior Credit Committee for approval. The Company's credit policy establishes guidelines for approval of all credits, including local and purchased loans and loan participations. The credits of the Banks are subject to internal review by Bank officers every 12 months. The loan portfolios of the Banks are subject to examination by the Company's credit examination staff every 12 to 24 months, the frequency of which is based on a variety of factors, including the credit quality of the institution. The credit examination staff is also responsible for credit review with respect to the assets of banks to be acquired by the Company.

    FINANCE. The Board of Directors of the Company has established policies in the areas of asset/ liability management, investments, capital expenditures, accounting procedures and capital and dividend management. Policies are implemented and monitored for compliance by the Chief Financial Officer and the Asset/Liability Committee of the Company.

    OPERATIONS. Community First Service Corporation ("CFSC"), a subsidiary of the Company, provides data processing and operations support services to the Banks by contract. CFSC's system is designed to provide for all Bank and customer data-processing needs at the lowest possible cost and can be expanded to accommodate future growth and additional service applications. The Company believes CFSC has sufficient capacity to provide services to the banks the Company has agreed to acquire. In addition to its office facilities in Fargo, North Dakota, CFSC also has a data processing facility in Golden, Colorado. Additional expenditures for equipment, consistent with the increased data processing volumes, would likely be necessary if additional significant acquisitions occur during 2000.

    MARKETING. The Company is implementing a computer-based customer intelligence system that will enable the Banks to deliver more value to their customers by focusing on the products and services most relevant to each customer. It has also initiated a regular schedule of Company-wide sales campaigns that will focus on individual products. The success of the first campaign, for an annuity product, demonstrated the power of a focused marketing effort across the entire network. Future Company-wide marketing efforts will be aided by the new online banking Web site that will be introduced in 2000.

    OTHER SERVICES. The Company provides other services for the benefit of the Banks, such as outside professional services, central human resources services, benefits administration, marketing guidance and centralized purchasing of supplies.

INSURANCE AGENCIES

    The Company currently owns and operates insurance agencies located in 38 communities served by the Banks through its direct and indirect subsidiaries, Community Insurance, Inc. ("CII"), and Community First Insurance Agencies, Inc. ("CFIA"). These agencies are primarily engaged in the sale of property and casualty insurance and make some sales of other types of insurance, such as life, accident and crop hail insurance. The Company had commission revenue of $8.8 million in 1999.

OTHER ACTIVITIES

    The Company has steadily consolidated Banks located in each state into single legal charters with multiple locations. As of December 31, 1999, the Company had 13 separately chartered subsidiary Banks and 6 nonbank subsidiaries. Subsidiary Banks of the Company in eight locations maintain trust departments, but their services are more broadly available and the Company may expand its trust activities in the future. Trust services are made available to customers in several locations through local trust officers or by appointment with members of the trust department. In 1999 the Company consolidated all of its trust activity administration in the trust department in Fargo, North Dakota.

    Although the Company intends to maintain its focus on the banking business in its targeted market areas, the Company will consider other permitted business activities as opportunities arise. The non-interest income activities of the Company in insurance, trust and securities sales are expected to become collectively a material revenue and profit center of the Company within the next few years. Most of the Banks also sell annuities and other permitted securities through an arrangement with INVEST Financial Corporation, a Delaware Corporation, and INVEST Financial Corporation Insurance Agency, Inc. of Illinois. In March 1998, the Company entered into a three-year agreement with these companies under which they would provide securities brokerage, insurance and investment advisory services to the Company's customers through their centers located within the Company's subsidiary bank branches. The agreement also provides for these companies to share sales commissions with the Company pursuant to an agreed upon commission schedule and requires them to perform various compliance and administrative functions related to their securities and insurance activities. Federal bank regulation permits bank holding companies to engage in other limited activities, such as the distribution of certain types of securities, and future changes in such regulation are expected to further expand the types of activities in which the Company may engage.

YEAR 2000 ISSUE

    The Company has experienced no adverse operating results related to what was commonly referred to as the "Year 2000" issue. During 1999, the Company completed an expansive review and analysis of its data processing systems and business operations to ensure the Company would not be adversely impacted by the Year 2000 issue. The issue addressed the potential inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. The Company organized a Year 2000 Team, which adopted a Year 2000 Assessment and Testing Plan. The Plan addressed all aspects of the Year 2000 issue, including; i) testing of all Company computer software and hardware; ii) working with deposit and loan customers to ensure they understood the challenges of the issue; iii) communicating with third party vendors to ensure their software and hardware products were compliant; and iv) preparing contingency and disaster recovery plans should they have been necessary.

    The Company incurred approximately $1.7 million in costs associated with the Year 2000 issue. These costs included approximately $400,000 in labor costs during both 1998 and 1999 and capital expenditures of $900,000 in 1999, principally for the upgrade of data processing equipment. The 1999 expenditures represented approximately 5% of the Company's information technology operating budget and 30% of the Company's information technology capital expenditure budget for 1999. All Year 2000 issue costs were funded through operating income. The Company did not delay any information technology projects as a result of the Year 2000 compliance effort.

FORWARD-LOOKING STATEMENTS

    This Annual Report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: risks related to the Company's acquisition strategy, including risks of adversely changing results of operations and possible factors affecting the Company's ability to consummate and profitably integrate operations of institutions acquired in the future; risks of loans and investments, including dependence on local economic conditions; competition for the Company's customers from other providers of financial services; possible adverse effects of changes in interest rates; and other risks detailed in the Company's filings with the Securities and Exchange Commission, which risks are difficult to predict and many of which are beyond the control of the Company.

COMPETITION

    Commercial banking is highly competitive. In the conduct of certain aspects of their business, the Banks compete with other commercial banks, savings and loan institutions, issuers of fixed income investments, finance corporations, credit unions and money market funds, among other types of institutions. The Banks compete with these institutions in such areas as obtaining new deposits, offering new types of services and setting loan rates and interest rates on various types of deposits, as well as other aspects of the banking business. Management believes community residents and businesses prefer to deal with local banks and the Banks have generally been able to compete successfully in their respective communities because of the Company's emphasis on local ownership and the autonomy of Bank management in community relations. At the same time, the Company provides the Banks with the advantages of centralized sophisticated administration and the opportunity to make larger loans and diversify their lending activity through Bank group participations. Further, because most of the Banks have a significant market share in the communities they serve, the Company believes the Banks can, to a degree, influence deposit and loan pricing in their markets and are subject to less competition based on deposit and loan pricing than would be the case in larger metropolitan markets with more competitors. However, the Banks have experienced increased price competition from credit unions and brokerage firms in certain market areas in recent periods. Recent changes in government regulation of banking, particularly the legislation which removes restrictions on interstate banking and permits interstate branching, or legislation in certain states to permit statewide branching, may increase competition by both out-of-state and in-state banking organizations and by other financial institutions. See "Supervision and Regulation," below. The Banks compete with other financial institutions, including government lending agencies, for high quality loans and the Company competes with securities and insurance firms and other banking institutions in the non-interest income activities of insurance, securities sales and trust activities in the Banks' market areas and for purchases of loan assets and investment assets. While management believes the Banks will continue to compete successfully in their communities, there is no assurance that future competition will not adversely affect the Banks' earnings.

EMPLOYEES

    The Company had 2,610 employees at December 31, 1999, including 2,019 full-time employees and 591 part-time employees. Of these individuals, 215 were employed at the holding company level, 1,992 (including 493 full-time employees) were employed at the Bank level, 286 were employed by CFSC and 117 were employed by CII and CFIA.

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

    FINANCIAL MODERNIZATION. On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act") became law. The GLB Act repealed provisions of the Glass-Steagall Act of 1933 and extensively revised the Bank Holding Company Act of 1956 by significantly expanding the range of permissible activities of banks and bank holding companies and permitting affiliations of banking, insurance and securities organizations. The GLB Act included an extensive schedule of required implementing regulations over the 18 months following enactment, which will better define the law's scope and effect. The Company continues to review the implications of the GLB Act on its business activities.

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

    Under the BHC Act, the Company must obtain prior Federal Reserve Board approval before the Company acquires direct or indirect ownership or control of 5% or more of the voting stock of any bank or bank holding company, or the Company merges or consolidates with another bank holding company. Further, the bank holding company is generally prohibited from acquiring direct or indirect ownership or control of a company that is not a bank or bank holding company, unless (i) the Federal Reserve Board has, by order or regulation, determined that the proposed non-banking activity is so closely related to banking or managing or controlling banks as to be a proper incident thereto, or (ii) the Company elects to become a "financial holding company" under the GLB Act and the proposed non-banking activity is a "financial activity", within the terms of the GLB Act, or an "incidental" or "complementary" activity, as determined by order or regulation of the Federal Reserve Board and the Office of the Comptroller of the Currency. In reviewing any application or proposal by a bank holding company, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the community to be served, as well as the probable effect of the transaction upon competition.

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

    Federal and state banking laws and regulations govern, among other things, the scope of a bank's business and investments a bank may make, reserves a bank must maintain, loans a bank may make and the collateral it takes, activities of banks with respect to mergers and consolidations and the establishment and closure of branches. The OCC, in the case of national banks, and the FDIC, in the case of state-chartered, nonmember banks, are the respective primary federal regulatory authorities under the Financial Institutions Supervisory Act, and are thereby provided authority under that Act to impose penalties, initiate civil and administrative actions and take other steps intended to prevent a bank from engaging in an unsafe or an unsound practice in the conduct of its business.

    With the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), Congress made comprehensive revisions to the bank regulatory and funding provisions of the Federal Deposit Insurance Act. Under FDICIA and the IBBEA, the primary regulatory authorities are required to take "prompt corrective action" with respect to depository institutions insured by the FDIC that do not meet the criteria for classification as either "well capitalized" or "adequately capitalized," based upon the institution's leverage ratio, risk-adjusted Tier 1 capital ratio and risk-adjusted total capital ratio. As of December 31, 1999, all of the Company's banking subsidiaries were classified as "well capitalized." Under-capitalized depository institutions are subject to a wide range of limitations in operations and activities, including capital distributions, payment of management fees, and limitations upon institution growth.

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

    FDIC INSURANCE. The FDIC insures deposits of the Banks up to the prescribed limit per depositor through the BIF, and the amount of FDIC assessments paid by each BIF member institution is based upon its relative risk of default as measured by regulatory capital ratios and other factors. The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. As of December 31, 1999, each of the Banks qualified for the lowest BIF assessment rate.

EXECUTIVE OFFICERS

    The executive officers of the Company are as follows:

Name	Age	Position
Donald R. Mengedoth	55	Chairman of the Board
Mark A. Anderson	43	President and Chief Executive Officer
Ronald K. Strand	53	Vice Chairman and Chief Operating Officer
David A. Lee	56	Vice Chairman—Regional Banking
Craig A. Weiss	38	Senior Vice President and Chief Financial Officer
Thomas R. Anderson	44	Senior Vice President—Treasury and Treasurer
Robert W. Jorgensen	52	Senior Vice President—Wyoming Region Manager
Cynthia U. Davis	47	Senior Vice President—Southwestern Region Manager
Keith A. Dickelman	45	Senior Vice President—Colorado Region Manager
William V. Ehlen	53	Senior Vice President—California Region Manager
Daniel M. Fisher	45	Chief Information Officer of the Company, President and Chief Executive Officer of Community First Service Corporation
Thomas E. Hansen	47	Senior Vice President—Central Region Manager
Bruce A. Heysse	48	Senior Vice President—Acquisitions
Thomas A. Hilt	57	Senior Vice President—Chief Administrative Officer
Gary A. Knutson	52	Senior Vice President—Eastern Region Manager
Charles A. Mausbach	48	Senior Vice President—Western Region Manager
Harriette S. McCaul	49	Senior Vice President—Human Resources
Bradley J. Rasmus	38	Senior Vice President—Financial Services Group
Patricia J. Staples	44	Senior Vice President—Marketing

    Donald R. Mengedoth has been Chairman of the Board and a director of the Company since its organization in 1986. Until March 1, 2000, he had also served as President and Chief Executive Officer of the Company. Mr. Mengedoth was Senior Vice President of First Bank System, Inc. ("FBS"), currently known as U.S. Bancorp, from 1982 to 1987 and has worked in the banking business since 1966, including management positions in retail banking operations, human resources and commercial lending. From 1984 to 1987, Mr. Mengedoth was Regional Managing Director of FBS. From 1979 to 1982, Mr. Mengedoth was Vice President—Operations for FBS. Prior to that time, he was Senior Vice President of First Bank Milwaukee. He is President-Elect of the American Bankers Association.

    Mark A. Anderson was appointed President and Chief Executive Officer of the Company on March 1, 2000. He has been Vice Chairman—Corporate Services of the Company since October 1998, Chief Financial Officer, Secretary and Treasurer of the Company since it began operation in 1986 and Chief Information Officer since February 1998. He was Vice President and Regional Controller for FBS from 1984 to 1987. From 1979 to 1984, he held various positions with FBS-affiliated banks in the finance and credit analysis areas. Mr. Anderson is a Chartered Financial Analyst and a Certified Management Accountant.

    Ronald K. Strand was appointed Chief Operating Officer of the Company on March 1, 2000. He had been Vice Chairman—Financial Services Division since October 1998. Mr. Strand was Executive Vice President—Banking Group since February 1993 and was previously Senior Vice President and Region

Manager for South Dakota and North Dakota for the Company from January 1991 to February 1993. Previously, Mr. Strand had been Vice President and Regional Manager for the Company and President, Chief Executive Officer and a director of the Company's affiliate bank in Wahpeton, North Dakota since 1988. Prior to his affiliation with the Company, he served as President and Chief Executive Officer of Norwest Bank of North Dakota, N.A., Wahpeton, from 1985 until 1988. He was employed by Norwest for a total of 15 years, having previously worked in Norwest banks in Jamestown, North Dakota, and Moorhead, Minnesota.

    David A. Lee was appointed Vice Chairman—Regional Banking on March 1, 2000. He had been Executive Vice President of Regional Banking of the Company since October 1998. Mr. Lee was previously Senior Vice President and Eastern Region Manager and had been a Region Manager of the Company since 1988. He was President and Chief Executive Officer and a director of the Company's affiliate bank in Little Falls from 1987 to January 1991. Mr. Lee held various positions with FBS from 1966 to 1987.

    Craig A. Weiss was appointed Chief Financial Officer on March 1, 2000 and has been Senior Vice President—Finance of the Company since February 1998. He was previously Vice President Finance of the Company from 1988 to 1997 and Finance and Accounting Manager from 1987 to 1988. Prior to 1987, he was employed by First Bank System, most recently as a Regional Financial Analyst. Mr. Weiss is a Certified Public Accountant.

    Thomas R. Anderson was appointed Treasurer of the Company on March 1, 2000 and has been Senior Vice President—Treasury since February 1998. He was previously Vice President/Funds Manager of the Company from 1988 to 1997 and Funds Management Officer from 1987 to 1988. Prior to 1987, he was employed by Norwest Corporation for seven years, most recently as a Senior Financial Analyst.

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

    Keith A. Dickelman has been Senior Vice President and Colorado Region Manager since January 1998. He was previously President of Community First National Bank, Fergus Falls, Minnesota from 1995 to 1997 and from 1992 to 1995 served as a Senior Loan Officer and Senior Vice President of Community First National Bank, Fargo, North Dakota.

    William V. Ehlen has been Senior Vice President—California Region Manager of the Company and President and Chief Executive Officer of Valle de Oro Bank, N.A., the Company's subsidiary bank, since October 1999. Valle de Oro Bank, N.A. was previously a wholly-owned subsidiary of Valley National Corporation, a publicly-held bank holding company and Mr. Ehlen had previously served as Chief Executive Officer of Valle de Oro Bank from 1982 until 1999. Valley National Corporation and Valle de Oro Bank were acquired by the Company effective October 7, 1999.

    Dan M. Fisher was appointed Chief Information Officer of the Company on March 1, 2000. He has been President and Chief Executive Officer of Community First Service Corporation since October 1998 and previously served as Executive Vice President—Bank Operations at the subsidiary. Mr. Fisher was previously District Manager and Senior Vice President of Fiserv Inc., a financial services data and item processor from October 1996 to September 1998. Prior to that, he served as Senior Vice President and Operations Manager of Norwest Bank Minnesota, N.A. from August 1988 to October 1996.

    Thomas E. Hansen has been Senior Vice President and Central Region Manager since April 1993. He also served as President, Chief Executive Officer and a director of the Company's affiliate bank in Fargo, North Dakota from April 1993 to December 1996. Previously, he was employed by Norwest Bank Fargo for 19 years, most recently as President.

    Bruce A. Heysse has been Senior Vice President—Acquisitions and Integration since July 1996. He was Senior Vice President and Integration Manager of the Company from November 1995 to June 1996. He was Vice President and Senior Credit Officer of the Company from 1987 to November 1995. He began his banking career at the Company's affiliate bank in Wahpeton, North Dakota, and had a total of 11 years of banking experience prior to joining the Company.

    Thomas A. Hilt has been Senior Vice President and Chief Administrative Officer of the Company since 1987 and President of Community First Service Corporation, the Company's data processing subsidiary, since 1988. He was Vice President and Manager—Operations Support for the Regional Division of FBS from 1984 to 1987. Prior to 1984, he held various positions with FBS since 1967, including responsibility for systems development, programming, audit and examination functions.

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

    Harriette S. McCaul, Ph.D., has been Senior Vice President—Human Resources since February 1997. Previously, she was the Dean of the College of Business Administration at North Dakota State University in Fargo, North Dakota. She joined NDSU in 1983 and held various teaching and administrative positions in the Business Department and human resources area. Prior to that time, she was an instructor at Moorhead State University, Moorhead, Minnesota, and the director of faculty and staff benefits at the University of Kansas.

    Bradley J. Rasmus has been Senior Vice President—Financial Services since February 1999. He was previously Vice President & Financial Services Sales Manager. Mr. Rasmus has been employed with the Company since 1995. From 1992 until 1995, he was Regional Vice President of Account Development for Richard Leahy Corporation, a financial services company.

    Patricia J. Staples has been Senior Vice President of Marketing since July 1994. She is also a director of Community First Service Corporation. Previously, Ms. Staples was employed as the public relations manager with MeritCare Health System in Fargo, North Dakota for 10 years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information as to the principal market on which the Company's common stock is traded, market price information for the common stock of the Company, the approximate number of holders of record as of the most recent practicable date, and the Company's dividend policy is incorporated herein by reference from the inside back cover of the 1999 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

    Selected financial data for the five years ended December 31, 1999, consisting of data captioned "Financial Highlights" on the facing page to page 1 of the 1999 Annual Report to Shareholders, "Consolidated Statement of Condition—Five-Year Summary" on page 40 of the Annual Report and "Consolidated Statement of Income—Five Year Summary" on page 41 of the Annual Report are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 22 of the 1999 Annual Report to Shareholders is incorporated hereby by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information set forth on pages 12 through 22 of the 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis—Results of Operations, Financial Condition and Asset/Liability Management" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Statements of Financial Condition of the Company as of December 31, 1999 and 1998, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years ended December 31, 1999, the Notes to the Consolidated Financial Statements and the Report of Ernst & Young LLP, independent auditors, contained in the Company's 1999 Annual Report to Shareholders on pages 23 through 39 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth in the Company's 2000 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance" is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth in the 2000 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference, except that information under the captions "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance" is not so incorporated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth in the 2000 Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth in the 2000 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
DOCUMENTS FILED AS PART OF THIS FORM 10-K:

1.
FINANCIAL STATEMENTS. See Item 8, above.

2.
FINANCIAL STATEMENT SCHEDULES. All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.
PRO FORMA FINANCIAL INFORMATION. None.

(b)
REPORTS ON FORM 8-K.

    None.

(c)
EXHIBITS.

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated as of June 25, 1996 between the Registrant and Mountain Parks Financial Corp. (incorporated by reference to the Appendix to the Registrant's Joint Proxy Statement with Mountain Parks Financial Corp. included in the Registration Statement on Form S-4 [File No. 333-14439], as declared effective by the Commission on November 7, 1996).
2.2	Stock Purchase Agreement dated as of February 18, 1997 by and among the Registrant, KeyCorp and Key Bank of the Rocky Mountains, Inc. (incorporated by reference to Exhibit 2.8 to the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission as of May 8, 1997 [the "1996 Form 10-K"]).
2.3	Restated Agreement and Plan of Merger dated as of August 22, 1997, including Agreement and First Amendment to Agreement dated as of the same date, between the Registrant and First National Summit Bankshares, Inc. (incorporated by reference to Appendices A and B to the Proxy Statement-Prospectus contained in the Registrant's Registration Statement on Form S-4 [File No. 333-38997] filed with the Commission on October 29, 1997).
2.4	Restated Agreement and Plan of Merger dated as of August 28, 1997 between the Registrant and Republic National Bancorp, Inc. (incorporated by reference to Appendix A to the Proxy Statement-Prospectus contained in the Registrant's Registration Statement on Form S-4 [File No. 333-38225] filed with the Commission on October 20, 1997).
2.5	Office Purchase and Assumption Agreement dated as of the 10th day of September, 1997 by and between Bank One, Arizona, National Association, Bank One, Colorado, National Association, Bank One, Utah, National Association and the Registrant, (incorporated by reference to Exhibit 2.6 to the Registrant's Registration Statement on Form S-4 [File No. 333- 36091], filed with the Commission on September 22, 1997).
2.6	Agreement and Plan of Merger dated as of November 6, 1997, among the Registrant, Community First National Bank and Pioneer Bank of Longmont (the "Parties")(incorporated by reference to Exhibit 2.7 to the Registrant's Registration Statement on Form S-4 [File No. 333- 37527], filed with the Commission on November 21, 1997), and as amended by First Amendment to Agreement and Plan of Merger dated as of the 19th day of December, 1997, by and among the Parties (incorporated by reference to Appendix B to the Proxy Statement-Prospectus contained in the Registrant's Registration Statement on Form S-4 [File No. 333- 48825] filed with the Commission on March 31, 1998).
2.7	Agreement and Plan of Merger dated as of January 8, 1998 by and between the Registrant and Community Bancorp, Inc. (incorporated by reference to Exhibit 2.14 to the Registrant's Registration Statement on Form S-4 [File No. 333-49367] filed with the Commission on June 9, 1998 (the "June 1998 Form S-4")), and as amended by First Amendment to Agreement and Plan of Merger, dated as of the 9th day of March, 1998, between the Registrant and Community Bancorp, Inc. (incorporated by reference to Exhibit 2.15 to the June 1998 Form S-4).
2.8	Agreement and Plan of Merger dated as of April 2, 1998 between the Registrant and Western Bancshares of Las Cruces, Inc. (incorporated by reference to Exhibit 2.16 to the June 1998 Form S-4).
2.9	Agreement and Plan of Merger dated as of May 18, 1998 between the Registrant and Guardian Bancorp. (incorporated by reference to Exhibit 2.17 to the June 1998 Form S-4).

2.10	Agreement and Plan of Merger dated as of January 12, 1998 between the Registrant and FNB, Inc. (incorporated by reference to Exhibit 2.16 to the June 1998 Form S-4).
2.11	Agreement and Plan of Merger dated as of May 10, 1999 between the Registrant and Valley National Corporation (incorporated by reference to Appendix A to the Registrant's Registration Statement on Form S-4 [File No. 333-84843], as amended, filed with the Commission on August 31, 1999.
2.12	Agreement and Plan of Merger dated as of July 26, 1999, between the Registrant and River Bancorp, Inc., including Assignment and First Amendment to Agreement and Plan of Merger dated as of November 30, 1999.
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the 1996 Form 10-K), as amended by a Certificate of Amendment to the Registrant's Certificate of Incorporation as filed with the Delaware Secretary of State on May 7, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998 [the "1998 Form 10-K"]) .
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 [File No. 33-41246], as declared effective by the Commission on August 13, 1991 [the "1991 S-1"]) .
4.1	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit A to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, filed with the Commission on January 9, 1995 [the "Form 8-A"]).
4.2	Form of Rights Agreement dated as of January 5, 1995, between the Registrant, and Norwest Bank Minnesota, National Association ("Norwest Bank"), which includes as Exhibit B thereto the form of Rights Certificate (incorporated by reference to Exhibit 1 to the Form 8-A.)
4.3	Subordinated Indenture dated February 5, 1997, between the Registrant and Wilmington Trust Company, as Indenture Trustee, including form of Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 [File No. 333- 19921] filed with the Commission as of January 30, 1997 [the "1997 CFB Capital I Form S-3"]).
4.4	Amended and Restated Trust Agreement of CFB Capital I dated February 5, 1997, including Form of Capital Security Certificate of CFB Capital I (incorporated by reference to Exhibit 4.5 to the 1997 CFB Capital I Form S-3) .
4.5	Capital Securities Guarantee Agreement dated as of February 5, 1997, between the Registrant and Wilmington Trust Company as Trustee (incorporated by reference to Exhibit 4.7 to the 1997 CFB Capital I Form S-3) .
4.6	Indenture dated June 24, 1997 relating to the Registrant's 7.30% Subordinated Notes Due 2004 (the "New Notes") between the Registrant and Norwest Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 [File No. 333- 36091] as declared effective by the Commission on November 10, 1997 [the "1997 Subordinated Note Form S-4"]).
4.7	Subordinated Indenture dated December 10, 1997, between the Registrant and Wilmington Trust Company, as Indenture Trustee, including form of Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 [File No. 333- 37521] as declared effective by the Commission on December 4, 1997 [the "1997 CFB Capital II Form S-3"]).

4.8	Amended and Restated Trust Agreement of CFB Capital II dated December 10, 1997, including Form of Capital Security Certificate of CFB Capital II (incorporated by reference to Exhibit 4.5 to the 1997 CFB Capital II Form S- 3).
4.9	Capital Securities Guarantee Agreement dated as of December 10, 1997, between the Registrant and Wilmington Trust Company as Trustee (incorporated by reference to Exhibit 4.7 to the 1997 CFB Capital II Form S-3) .
10.1	1999 Annual Incentive Plan for Holding Company Management.*
10.2	Restated 1987 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-8 [File No. 33-46744], as declared effective by the Commission on May 6, 1992).*
10.3	Form of Tax Sharing Agreement between the Registrant and each of its subsidiary Banks (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 [the "1995 Form 10-K"]).
10.4	Form of Service Agreement for Data Processing between Community First Service Corporation and each of the subsidiary Banks of the Registrant (incorporated by reference to Exhibit 10.4 to the 1995 Form 10-K).
10.5	Form of Bank Services Agreement between the Registrant and each of its subsidiary Banks (incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K).
10.6	Form of Agency Agreement between the Registrant and each of its subsidiary Banks, and Assignment of Agency Agreement and Second Assignment of Agency Agreement, which assign the Registrant's interest in the Agency Agreement to Community First Financial, Inc. (relating to the Registrant's subsidiary Banks) (incorporated by reference to Exhibit 10.6 to the 1995 Form 10-K).
10.7	Lease dated April 27, 1993, between Community First Properties, Inc. (formerly Fargo Tower Partners) and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
10.8	Promissory Note dated July 14, 1997 (Term Note) in the principal amount of $30,000,000, issued to Norwest Bank, as Agent, on behalf of Harris Trust and Savings Bank ("Harris"), Bank of America National Trust and Savings Association ("Bank of America") and Norwest (incorporated by reference to Exhibit 10.8 to Registrant's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 21, 1997 [the "1997 Form 10-K"]).
10.9	Promissory Notes dated July 14, 1997 (Current Notes), each in the principal amount of $8,333,333.33, issued to each of Harris, Bank of America and Norwest (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-K) .
10.10	Credit Agreement dated July 14, 1997 among the Company, Harris, Bank of America, Norwest as a lender, and Norwest as Agent (incorporated by reference to Exhibit 10.10 to the 1997 Form 10-K).
10.11	Form of Indemnification Agreement entered into by and between the Registrant and the Registrant's officers and directors (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 [the "1992 Form 10-K"]).
10.12	1996 Stock Option Plan, as approved by the Board of Directors on February 6, 1996 (incorporated by reference to Exhibit 10.15 to the 1995 Form 10-K), and as amended by resolution of the Board of Directors on February 1, 1999 (incorporated by reference to Exhibit 10.12 to the 1998 Form 10-K).

10.13	Supplemental Executive Retirement Plan, effective as of August 1, 1995 (incorporated by reference to Exhibit 10.13 to the 1997 Form 10-K).*
10.14	Registrant's Deferred Compensation Plan for Members of the Board of Directors, effective August 1, 1993, including First Amendment to the Registrant's Deferred Compensation Plan for Members of the Board of Directors, effective as of February 1, 1999 (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 [the "1998 Form 10-K"]).
10.15.1	Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Donald R. Mengedoth (incorporated by reference to Exhibit 10.15.1 to the 1998 Form 10-K).*
10.15.2	Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Mark A. Anderson (incorporated by reference to Exhibit 10.15.2 to the 1998 Form 10-K)*.
10.15.3	Form of Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Messrs. David A. Lee, Ronald K. Strand and Bruce A. Heysse (incorporated by reference to Exhibit 10.15.3 to the 1998 Form 10-K).*
10.15.4	Form of Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Registrant's executive officers (incorporated by reference to Exhibit 10.15.4 to the 1998 Form 10-K).*
10.15.5	Amended and Restated Employment Agreement dated July 1, 1999, among Valle de Oro Bank, N.A., Valley National Corporation and William V. Ehlen, assumed by the Registrant effective October 7, 1999.*
10.15.6	Salary Continuation Agreement dated January 10, 1996, by and between Valle de Oro Bank, N.A. and William V. Ehlen, assumed by the Registrant effective October 7, 1999.*
10.15.7	Employment Agreement made as of the 1st day of March, 2000, between the Registrant and Donald R. Mengedoth.*
13.1	Annual Report to Shareholders.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
27.1	Financial Data Schedule relating to Financial Statements at December 31, 1999.
27.2	Restated Financial Data Schedules relating to Restated Financial Statements at December 31, 1998 and December 31, 1997.
27.3	Restated Financial Data Schedules relating to Restated Financial Statements at March 31, 1999, June 30, 1999 and September 30, 1999.
27.4	Restated Financial Data Schedules relating to Restated Financial Statements at March 31, 1998, June 30, 1998 and September 30, 1998.

*
Executive compensation plans and arrangements.

SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC. ("Registrant")
Dated: March 22, 2000	By:	/s/ MARK A. ANDERSON Mark A. Anderson President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature and Title	Date

/s/ DONALD R. MENGEDOTH Donald R. Mengedoth Chairman of the Board of Directors	March 22, 2000
/s/ MARK A. ANDERSON Mark A. Anderson President and Chief Executive Officer (Principal Executive Officer)	March 22, 2000
/s/ CRAIG A. WEISS Craig A. Weiss Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2000
/s/ JAMES T. ANDERSON James T. Anderson, Director	March 21, 2000
/s/ PATRICK E. BENEDICT Patrick E. Benedict, Director	March 22, 2000
/s/ PATRICK DELANEY Patrick Delaney, Director	March 22, 2000

/s/ JOHN H. FLITTIE John H. Flittie, Director	March 22, 2000
Darrell G. Knudson, Director
/s/ DENNIS M. MATHISEN Dennis M. Mathisen, Director	March 21, 2000
/s/ MARILYN R. SEYMANN Marilyn R. Seymann, Director	March 22, 2000
/s/ THOMAS C. WOLD Thomas C. Wold, Director	March 21, 2000
/s/ HARVEY L. WOLLMAN Harvey L. Wollman, Director	March 21, 2000

EXHIBIT INDEX

Exhibit No.	Decscription
2.12
Agreement and Plan of Merger dated as of July 26, 1999, between the Registrant and River Bancorp, Inc., including Assignment and First Amendment to Agreement and Plan of Merger dated as of November 30, 1999.
10.1	1999 Annual Incentive Plan for Holding Company Management.
10.15.5	Amended and Restated Employment Agreement dated July 1, 1999, among Valle de Oro Bank, N.A., Valley National Corporation and William V. Ehlen, assumed by the Registrant effective October 7, 1999.
10.15.6	Salary Continuation Agreement dated January 10, 1996, by and between Valle de Oro Bank, N.A. and William V. Ehlen, assumed by the Registrant effective October 7, 1999.
10.15.7	Employment Agreement made as of the 1st day of March, 2000, between the Registrant and Donald R. Mengedoth.
13.1	Annual Report to Shareholders
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
27.1	Financial Data Schedule relating to Financial Statements at December 31, 1999.
27.2	Restated Financial Data Schedules relating to Restated Financial Statements at December 31, 1998 and December 31, 1997.
27.3	Restated Financial Data Schedules relating to Restated Financial Statements at March 31, 1999, June 30, 1999 and September 30, 1999.
27.4	Restated Financial Data Schedules relating to Restated Financial Statements at March 31, 1998, June 30, 1998 and September 30, 1998.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
EXHIBIT INDEX