Form 10-Q
period 2000-03-31
COMMUNITY FIRST BANKSHARES INC
filed 2000-05-11
CIK 857593

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-19368

COMMUNITY FIRST BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-0391436 (I.R.S. Employer Identification No.)
520 Main Avenue Fargo, ND (Address of principal executive offices)	58124 (Zip Code)

(701) 298-5600
(Registrant's telephone number, including area code)

    Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    At May 8, 2000, 48,270,864 shares of Common Stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2000

INDEX

PAGE
PART I—FINANCIAL INFORMATION:
Item 1. Condensed Consolidated Financial Statements and Notes	3-9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14
Item 3. Quantitative and Qualitative Disclosure About Market Risk	14
PART II—OTHER INFORMATION:
Item 1. Legal Proceedings	15
Item 2. Changes in Securities	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits and Reports on Form 8-K	15
SIGNATURES	16

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2000	December 31, 1999
	(Dollars in thousands, except per share data) (Unaudited)
ASSETS
Cash and due from banks	$218,170	$247,051
Federal funds sold and securities purchased under agreements to resell	11,585	4,775
Interest-bearing deposits	3,020	4,648
Available-for-sale securities	1,913,298	1,937,517
Held-to-maturity securities (fair value: 3/31/00—$75,097, 12/31/99—$74,248)	75,097	74,248
Loans	3,687,553	3,690,353
Less: Allowance for loan losses	(50,832)	(48,878)

Net loans	3,636,721	3,641,475
Bank premises and equipment, net	123,118	125,457
Accrued interest receivable	50,203	51,030
Intangible assets	121,489	126,378
Other assets	95,452	89,656

Total assets	$6,248,153	$6,302,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$623,150	$616,861
Interest-bearing:
Savings and NOW accounts	2,231,329	2,276,705
Time Accounts over $100,000	630,200	579,514
Other time accounts	1,422,174	1,436,783

Total deposits	4,906,853	4,909,863
Federal funds purchased and securities sold under agreements to repurchase	217,696	252,760
Other short-term borrowings	458,735	471,665
Long-term debt	69,964	75,622
Accrued interest payable	31,808	31,949
Other liabilities	29,922	33,107

Total liabilities	5,714,978	5,774,966
Company-obligated mandatorily redeemable preferred securities of CFB Capital I & II	120,000	120,000
Shareholders' equity:
Common stock, par value $.01 per share:
Authorized Shares—80,000,000
Issued Shares—51,021,896	510	510
Capital surplus	192,071	192,071
Retained earnings	283,375	276,502
Unrealized gain on available-for-sale securities, net of tax	(52,072)	(44,896)
Less cost of common stock in treasury—
March 31, 2000—595,426 shares
December 31, 1999—885,964 shares	(10,709)	(16,918)

Total shareholders' equity	413,175	407,269

Total liabilities and shareholders' equity	$6,248,153	$6,302,235

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2000	1999
	(Dollars in thousands, except per share data) (Unaudited)
Interest income:
Loans	$84,985	$82,012
Investment securities	32,226	32,381
Interest-bearing deposits	68	116
Federal funds sold and resale agreements	151	220

Total interest income	117,430	114,729
Interest expense:
Deposits	37,880	38,317
Short-term and other borrowings	9,688	5,562
Long-term debt	1,367	1,677

Total interest expense	48,935	45,556

Net interest income	68,495	69,173
Provision for loan losses	4,990	4,881

Net interest income after provision for loan losses	63,505	64,292

Noninterest income:
Service charges on deposit accounts	9,663	8,053
Insurance commissions	2,409	1,972
Fees from fiduciary activities	1,497	1,295
Net gain on sales of available-for-sale securities	4	530
Other	4,912	4,630

Total noninterest income:	18,485	16,480

Noninterest expense:
Salaries and employee benefits	27,186	26,481
Net occupancy	8,150	7,973
FDIC insurance	274	214
Legal and accounting	801	681
Other professional service	1,037	1,552
Data processing	1,136	954
Company-obligated mandatorily redeemable preferred securities of CFB Capital I & II	2,561	2,561
Amortization of intangibles	2,623	2,621
Other	10,379	9,950

Total noninterest expense	54,147	52,987
Income before income taxes	27,843	27,785
Provision for income taxes	9,180	9,530

Net income	$18,663	$18,255

Earnings per common and common equivalent share:
Basic net income	$0.37	$0.36

Diluted net income	0.37	0.36

Average common shares outstanding:
Basic	50,312,866	50,161,750
Diluted	50,613,345	50,770,799

COMMUNITY FIRST BANKSHARES, INC.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2000	1999
	(Dollars in thousands, except per share data) (Unaudited)
Net income	$18,663	$18,255
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	(7,176)	(8,127)
Less: Reclassified adjustment for gains included in net income	(2)	(318)

Other comprehensive income	(7,178)	(8,445)

Comprehensive income	$11,485	$9,810

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2000	1999
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$18,663	$18,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,990	4,881
Depreciation	3,712	3,752
Amortization of intangibles	2,623	2,621
Net of amortization of premiums & discounts on securities	131	187
Decrease in interest receivable	827	3,251
(Decrease) increase in interest payable	(141)	1,557
Other—net	(2,100)	(7,823)

Net cash provided by operating activities	28,705	26,681
Cash flows from investing activities:
Net (decrease) increase in interest-bearing deposits	1,628	(5,393)
Purchases of available-for-sale securities	(53,500)	(304,742)
Maturities of available-for-sale securities	59,037	234,565
Sales of available-for-sale securities, net of gains	6,760	36,247
Purchases of held-to-maturity securities	(849)	(1,018)
Maturities of held-to-maturity securities	—	167
Net (decrease) increase in loans	(236)	50,434
Net increase in bank premises and equipment	(1,373)	(4,095)

Net cash provided by investing activities	11,467	6,165
Cash flows from financing activities:
Net (decrease) in demand deposits, NOW accounts and savings accounts	(39,087)	(90,012)
Net increase (decrease) in time accounts	36,077	(19,414)
Net (decrease) increase in short-term & other borrowings	(47,994)	31,177
Net decrease (increase) in long-term debt	(5,658)	963
Net proceeds from issuance of common stock	—	45
Purchase of common stock held in treasury	(1,420)	(3,999)
Sale of common stock held in treasury	3,408	1,549
Common stock dividends paid	(7,569)	(6,697)

Net cash used in financing activities	(62,243)	(86,388)

Net decrease in cash and cash equivalents	(22,071)	(53,542)
Cash and cash equivalents at beginning of period	251,826	274,657

Cash and cash equivalents at end of period	$229,755	$221,115

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2000

Note A—BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the "Company"), its wholly-owned data processing, credit origination, insurance agency and properties subsidiaries, and its thirteen wholly-owned subsidiary banks, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

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

Note B—BUSINESS DIVESTITURES

    On January 14, 2000, the Company, through its Arizona subsidiary, completed the sale of its office in Nephi, Utah. The Nephi office was acquired on January 23, 1998 as part of the Company's purchase and assumption of 37 offices of Banc One Corporation located in Arizona, Colorado and Utah. The transaction included the disposition of approximately $17 million in deposits.

    On February 11, 2000, the Company, through its Arizona subsidiary, completed the sale of its office in Richfield, Utah. The Richfield office was acquired on January 23, 1998 as part of the Company's purchase and assumption of 37 offices of Banc One Corporation located in Arizona, Colorado and Utah. The transaction included the disposition of approximately $16 million in deposits.

Note C—SUBSEQUENT EVENTS

    On April 10, 2000, the Company announced its intention to repurchase up to 5 million shares of the Company's common stock. This share repurchase represents approximately 10 percent of the shares of common stock outstanding at the date of the announcement. Shares will be purchased primarily on the open market, with the timing dependent on market conditions and any pending acquisitions.

Note D—INVESTMENTS

    The following is a summary of available-for-sale and held-to-maturity securities at March 31, 2000 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury	$113,202	$5	$1,538	$111,669
United States Government agencies	480,061	11	21,027	459,045
Mortgage-backed securities	1,126,251	256	49,052	1,077,455
Collateralized mortgage obligations	22,293	12	128	22,177
State and Political Securities	151,130	468	4,717	146,881
Other securities	104,849	299	9,077	96,071

	$1,997,786	$1,051	$85,539	$1,913,298

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other securities	$75,097	—	—	$75,097

	$75,097	$—	$—	$75,097

    Proceeds from the sale of available-for-sale securities during the three months ended March 31, 2000 and 1999 were $6,764,000 and $36,777,000, respectively. Gross gains of $5,000 and $530,000 were realized on sales during 2000 and 1999, respectively. Gross losses of $1,000 were realized on these sales during 2000. Gains and losses on disposition of these securities were computed using the specific identification method.

Note E—LOANS

    The composition of the loan portfolio at March 31, 2000 was as follows (in thousands):

Real estate	$1,356,055
Real estate construction	408,596
Commercial	995,463
Consumer and other	686,772
Agricultural	240,667

3,687,553
Less allowance for loan losses	(50,832)

Net loans	$3,636,721

Note F—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at March 31, 2000 were as follows (in thousands):

Commitments to extend credit	$662,950
Letters of credit	23,559

Note G—SUBORDINATED NOTES

    Long-term debt at March 31, 2000 included $60 million of 7.30% Subordinated Notes issued in June 1997. These notes are due June 30, 2004, with interest payable semi-annually. At March 31, 2000, $48 million qualified as Tier 2 capital.

Note H—INCOME TAXES

    The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

March 31, 2000
35% of pretax income	$9,745
State income tax, net of federal tax benefit	463
Tax-exempt interest	(1,476)
Amortization of goodwill	230
Other	218

Provision for income taxes	$9,180

Note I—SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
	2000	1999
	(in thousands)
Unrealized loss on available-for-sale securities	$11,791	$13,080

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

    The following is a discussion of the Company's financial condition as of March 31, 2000 and December 31, 1999, and its results of operations for the three month periods ended March 31, 2000 and 1999.

Merger and Acquisition Activity

    The Company has made a number of acquisitions during these periods. Each of these acquisitions has had an effect upon the Company's results of operations and financial condition.

    Pooling of Interests Transactions.  In the following transactions during the periods presented, the Company accounted for the acquisition using the pooling of interests method.

Pooling of Interests Transactions

Date of Acquisition	Location and/or Name of Main Office of Acquired Entity	Number of Locations at Date of Acquisition	Total Assets at Date of Acquisition (in millions)
December 1999	Ramsey, Minnesota	1	$35
October 1999	El Cajon, California	6	252

    On December 21, 1999, the Company issued approximately 317,000 shares of common stock to acquire River Bancorp, Incorporated ("River Bancorp"), a one-bank holding company headquartered in Ramsey, Minnesota. At acquisition, River Bancorp had approximately $35 million in assets at one office in Ramsey, Minnesota. Because this acquisition was not material to the Company's financial condition or operating results, the Company's financial information has not been restated to reflect this merger.

    On October 7, 1999, the Company issued approximately 3,022,000 shares of common stock to acquire Valley National Corporation ("Valley National"), a one-bank holding company headquartered in El Cajon, California. At acquisition, Valley National had approximately $252 million in assets at six banking offices located in California. The acquisition was accounted for using the pooling of interests method. The Company's consolidated financial information has been restated to reflect this merger.

Overview

    For the three months ended March 31, 2000 net income was $18.7 million, an increase of $408,000, or 2.2%, from the $18.3 million earned during the 1999 period. The Company's basic earnings per common share for the first quarter of 2000 were $0.37, compared to $0.36 in 1999. Diluted earnings per common share for the first quarter of 2000 were $0.37.

    Return on average assets was 1.20% for the first quarter of 2000 and for the 1999 period. Return on average common shareholders' equity for the 2000 period was 18.53%, compared to 17.53% in the 1999 period.

Results of Operations

  Net Interest Income

    Net interest income for the three months ended March 31, 2000 was $68.5 million, a decrease of $678,000, or 1.0%, from the net interest income of $69.2 million earned during the 1999 period. The decrease was principally due to the increase in interest expense associated with a rising interest rate environment. The net interest margin of 5.00% for the period ended March 31, 2000 was down from 5.11% for the 1999 period.

  Provision for Loan Losses

    The provision for loan losses for the three months ended March 31, 2000 was $5.0 million, an increase of $109,000, or 2.2%, from the $4.9 million provision during the 1999 period. This increase reflects the Company's objective of maintaining adequate reserve levels in recognition of loan growth in the Company's subsidiaries.

  Noninterest Income

    Noninterest income for the three months ended March 31, 2000 was $18.5 million, an increase of $2.0 million, or 12.1%, from the 1999 level of $16.5 million. The increase included principally an increase of $1.6 million in deposit service charges, an increase of $839,000 in fees and commissions on investment security sales, and an increase of $437,000 in insurance commissions.

  Noninterest Expense

    Noninterest expense for the three months ended March 31, 2000 was $54.1 million, an increase of $1.1 million, or 2.2%, from the level of $53.0 million during the 1999 period. The increase was limited to 2.2% in part due to the Company's continued emphasis on cost reduction initiatives implemented during 1999. As a result, for the three months ended March 31, 2000 salary and benefits increased $705,000, net occupancy increased $177,000 and other expense increased $429,000. Other professional services decreased $515,000 from the 1999 period.

  Provision for Income Taxes

    The provision for income taxes for the three months ended March 31, 2000 was $9.2 million, a decrease of $350,000, or 3.7%, from the 1999 level of $9.5 million, due primarily to the increase in tax-exempt income during the current period.

Financial Condition

  Loans

    Total loans were $3.7 billion at March 31, 2000 and at December 31, 1999.

    The following table presents the Company's balance of each major category of loans:

	March 31, 2000		December 31, 1999
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in Thousands)
Loan category:
Real estate	$1,356,055	36.77%	$1,319,678	35.76%
Real estate construction	408,596	11.08%	434,924	11.79%
Commercial	995,463	27.00%	994,624	26.95%
Consumer and other	686,772	18.62%	681,423	18.46%
Agricultural	240,667	6.53%	259,704	7.04%

Total loans	3,687,553	100.00%	3,690,353	100.00%

Less allowance for loan losses	(50,832)		(48,878)

Total	$3,636,721		$3,641,475

  Nonperforming Assets

    At March 31, 2000, nonperforming assets were $32.5 million, a slight decrease of $82,000 or .3% from the $32.6 million level at March 31, 1999. The decrease was principally due to a decrease of $217,000 in non-accrual loans, partially offset by an increase of $142,000 in other real estate owned. At March 31, 2000, nonperforming loans as a percent of total loans were .70%, down from the December 31, 1999 level of .71%. OREO was $6.7 million at March 31, 2000, a slight increase of $142,000 from $6.5 million at December 31, 1999.

    Nonperforming assets of the Company are summarized in the following table:

Loans	March 31, 2000	December 31, 1999
Nonaccrual loans	$25,547	$25,764
Restructured loans	277	284

Nonperforming loans	25,824	26,048
Other real estate owned	6,667	6,525

Nonperforming assets	$32,491	$32,573

Loans 90 days or more past due but still accruing	$3,973	$1,949

Nonperforming loans as a percentage of total loans	.70%	.71%
Nonperforming assets as a percentage of total assets	.52%	.52%
Nonperforming assets as a percentage of loans and OREO	.88%	.88%
Total Loans	3,687,553	3,690,353
Total Assets	6,248,153	6,302,235

  Allowance for Loan Losses

    At March 31, 2000 the allowance for loan losses was $50.8 million, a decrease of $2.4 million from the December 31, 1999 balance of $53.3 million. Net charge-offs during the three months ended March 31, 2000 were $451,000 less than those incurred during the three months ended March 31, 1999.

    At March 31, 2000 the allowance for loan losses as a percentage of total loans was 1.38%, a decrease from the March 31, 1999 level of 1.53%. During the three months ended March 31, 2000, net charge-offs decreased to $3.0 million. These charge-offs reflect the Company's continued periodic review of the existing loan portfolios.

    The following table sets forth the Company's allowance for loans losses:

	March 31,
	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$48,878	$51,860
Charge-offs:
Real estate	298	1,229
Real estate construction	17	—
Commercial	1,559	764
Consumer and other	1,939	3,005
Agricultural	92	187

Total charge-offs	3,905	5,185

Recoveries:
Real estate	25	721
Real estate construction	1	—
Commercial	80	125
Consumer and other	697	791
Agricultural	66	61

Total recoveries	869	1,698
Net charge-offs	3,036	3,487
Provision charged to operations	4,990	4,881

Balance at end of period	$50,832	$53,254

Allowance as a percentage of total loans	1.38%	1.53%
Annualized net charge-offs to average loans outstanding	0.33%	0.40%
Total Loans	3,687,553	3,483,616
Average Loans	3,673,378	3,507,034

  Investments

    The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $2.0 billion at March 31, 2000 and December 31, 1999. At March 31, 2000, the investment portfolio represented 31.8% of total assets, compared with 31.9% at December 31, 1999. In addition to investment securities, the Company had investments in interest-bearing deposits of $3.0 million at March 31, 2000, a $2 million decrease from the $5 million at December 31, 1999.

  Deposits

    Total deposits were $4.9 billion both at March 31, 2000 and at December 31, 1999. Noninterest-bearing deposits at March 31, 2000 were $623 million, an increase of $6 million, or 1.0%, from $617 million at December 31, 1999. The Company's core deposits as a percent of total deposits were 87.2% and 88.2% as of March 31, 2000 and December 31, 1999, respectively. Interest-bearing deposits were $4.2 billion at March 31, 2000, a decrease of $9 million from the $4.3 billion at December 31, 1999.

  Borrowings

    Short-term borrowings of the Company were $459 million as of March 31, 2000, and $472 million as of December 31, 1999.

    Long-term debt of the Company was $70 million as of March 31, 2000, a decrease of $6 million, or 7.9%, from the $76 million as of December 31, 1999.

  Capital Management

    Shareholders' equity increased $6 million to $413 million at March 31, 2000 from $407 million at December 31, 1999. At March 31, 2000, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 10.39%, 12.60%, and 7.51%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At March 31, 2000, the Company had risk-weighted assets of $4.5 billion.

  Stock Repurchases

    On April 10, 2000, the Company announced its intention to repurchase up to 5 million shares of the Company's common stock. As of May 8, 2000, the Company has repurchased 1,976,200 shares of common stock at prices ranging from $15.25 to $16.75.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 1999 in the Company's Form 10-K and Annual Report.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings:

    None.

Item 2.  Changes in Securities:

    None.

Item 3.  Defaults upon Senior Securities:

    None.

Item 4.  Submission of Matters to a Vote of Security Holders:

    None.

Item 5.  Other Information:

    None.

Item 6.  Exhibits and Reports on Form 8-K:

    (a)
    Exhibits:

      Exhibit 3(ii) Restated Bylaws of the Company

      Exhibit 27.1 Financial Data Schedule

    (b)
    Reports on Form 8-K:

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.
Date: May 11, 2000	/s/ MARK A. ANDERSON Mark A. Anderson President and Chief Executive Officer (Principal Executive Officer)
Date: May 11, 2000	/s/ CRAIG A. WEISS Craig A. Weiss Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

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