Form 10-Q
period 2000-06-30
COMMUNITY FIRST BANKSHARES INC
filed 2000-08-10
CIK 857593

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                to

Commission file number 0-19368

COMMUNITY FIRST BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-0391436 (I.R.S. Employer Identification No.)
520 Main Avenue Fargo, ND (Address of principal executive offices)	58124 (Zip Code)

(701) 298-5600
(Registrant's telephone number, including area code)

    Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES /x/  NO / /

    At August 9, 2000, 44,805,168 shares of Common Stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2000

INDEX

		Page
PART I—FINANCIAL INFORMATION:
Item 1.	Condensed Consolidated Financial Statements and Notes	3-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14
PART II — OTHER INFORMATION:
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15
SIGNATURES		16

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data) (Unaudited)	June 30, 2000	December 31, 1999
ASSETS
Cash and due from banks	$259,717	$247,051
Federal funds sold and securities purchased under agreements to resell	1,550	4,775
Interest-bearing deposits	2,181	4,648
Available-for-sale securities	1,875,523	1,937,517
Held-to-maturity securities (fair value: 6/30/00—$71,539, 12/31/99—$74,248)	71,539	74,248
Loans	3,729,497	3,690,353
Less: Allowance for loan losses	(51,555)	(48,878)

Net loans	3,677,942	3,641,475
Bank premises and equipment, net	121,542	125,457
Accrued interest receivable	52,292	51,030
Intangible assets	119,440	126,378
Other assets	96,992	89,656

Total assets	$6,278,718	$6,302,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$683,508	$616,861
Interest-bearing:
Savings and NOW accounts	2,164,209	2,276,705
Time accounts over $100,000	631,251	579,514
Other time accounts	1,502,186	1,436,783

Total deposits	4,981,154	4,909,863
Federal funds purchased and securities sold under agreements to repurchase	219,469	252,760
Other short-term borrowings	453,266	471,665
Long-term debt	99,895	75,622
Accrued interest payable	33,471	31,949
Other liabilities	22,447	33,107

Total liabilities	5,809,702	5,774,966
Company-obligated mandatorily redeemable preferred securities of CFB Capital I & II	120,000	120,000
Shareholders' equity:
Common stock, par value $.01 per share:
Authorized Shares—80,000,000
Issued Shares—51,021,896	510	510
Capital surplus	192,071	192,071
Retained earnings	293,879	276,502
Unrealized gain on available-for-sale securities, net of tax	(47,841)	(44,896)
Less cost of common stock in treasury— June 30, 2000—5,452,611 shares December 31, 1999—885,964 shares	(89,603)	(16,918)

Total shareholders' equity	349,016	407,269

Total liabilities and shareholders' equity	$6,278,718	$6,302,235

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data) (Unaudited)	2000	1999	2000	1999
Interest income:
Loans	$88,287	$82,344	$173,272	$164,356
Investment securities	31,825	33,470	64,051	65,851
Interest-bearing deposits	52	126	120	242
Federal funds sold and resale agreements	28	106	179	326

Total interest income	120,192	116,046	237,622	230,775
Interest expense:
Deposits	40,862	37,467	78,742	75,784
Short-term and other borrowings	10,508	6,758	20,196	12,320
Long-term debt	1,501	1,698	2,868	3,375

Total interest expense	52,871	45,923	101,806	91,479

Net interest income	67,321	70,123	135,816	139,296
Provision for loan losses	3,811	6,348	8,801	11,229

Net interest income after provision for loan losses	63,510	63,775	127,015	128,067

Noninterest income:
Service charges on deposit accounts	10,009	8,508	19,672	16,561
Insurance commissions	2,528	2,072	4,937	4,044
Fees from fiduciary activities	1,472	1,326	2,969	2,621
Net gain on sales of available-for-sale securities	144	1,254	148	1,784
Other	4,817	5,741	9,729	10,371

Total noninterest income:	18,970	18,901	37,455	35,381

Noninterest expense:
Salaries and employee benefits	27,788	26,333	54,974	52,814
Net occupancy	8,005	8,141	16,155	16,114
FDIC insurance	271	148	545	362
Legal and accounting	987	781	1,788	1,462
Other professional service	1,086	1,515	2,123	3,067
Data processing	1,239	1,072	2,375	2,026
Company-obligated mandatorily redeemable preferred securities of CFB Capital I & II	2,562	2,561	5,123	5,122
Amortization of intangibles	2,614	2,632	5,237	5,253
Other	10,517	10,838	20,896	20,788

Total noninterest expense	55,069	54,021	109,216	107,008
Income before income taxes	27,411	28,655	55,254	56,440
Provision for income taxes	9,150	9,452	18,330	18,982

Net income	$18,261	$19,203	$36,924	$37,458

Earnings per common and common equivalent share:
Basic net income	$0.38	$0.38	$0.75	$0.75

Diluted net income	$0.38	$0.38	$0.75	$0.74

Average common shares outstanding:
Basic	48,060,322	50,110,945	49,186,594	50,134,447
Diluted	48,437,386	50,752,010	49,525,365	50,762,294

COMMUNITY FIRST BANKSHARES, INC.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data) (Unaudited)	2000	1999	2000	1999
Net income	$18,261	$19,203	$36,924	$37,458
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	4,231	(33,603)	(2,945)	(41,730)
Less: Reclassified adjustment for gains included in net income	(86)	(752)	(89)	(1,070)

Other comprehensive income	4,145	(34,355)	(3,034)	(42,800)

Comprehensive income	$22,406	$(15,152)	$33,890	$(5,342)

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(In thousands) (Unaudited)	2000	1999
Cash flows from operating activities:
Net income	$36,924	$37,458
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,801	11,229
Depreciation	7,299	7,597
Amortization of intangibles	5,237	5,253
Net of amortization of premiums & discounts on securities	216	587
Decrease (increase) in interest receivable	(1,262)	1,570
Decrease in interest payable	1,522	2,059
Other—net	(14,380)	(11,605)

Net cash provided by operating activities	44,357	54,148
Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits	2,467	(5,790)
Purchases of available-for-sale securities	(73,391)	(557,753)
Maturities of available-for-sale securities	116,936	354,868
Sales of available-for-sale securities, net of gains	13,373	121,268
Purchases of held-to-maturity securities	(1,749)	(1,856)
Maturities of held-to-maturity securities	4,458	167
Net increase in loans	(45,268)	(34,520)
Net increase in bank premises and equipment	(3,384)	(6,528)

Net cash provided by (used in) investing activities	13,442	(130,144)
Cash flows from financing activities:
Net decrease in demand deposits, NOW accounts and savings accounts	(45,849)	(133,507)
Net increase (decrease) in time accounts	117,140	(51,690)
Net (decrease) increase in short-term & other borrowings	(51,690)	256,148
Net increase in long-term debt	24,273	513
Net proceeds from issuance of common stock	—	74
Purchase of common stock held in treasury	(81,177)	(5,915)
Sale of common stock held in treasury	3,610	1,788
Common stock dividends paid	(14,665)	(13,411)

Net cash (used in) provided by financing activities	(48,358)	54,000

Net increase (decrease) in cash and cash equivalents	9,441	(21,996)
Cash and cash equivalents at beginning of period	251,826	274,657

Cash and cash equivalents at end of period	$261,267	$252,661

COMMUNITY FIRST BANKSHARES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

Note A—BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the "Company'), its wholly-owned data processing, credit origination, insurance agency and properties subsidiaries, and its twelve wholly-owned subsidiary banks, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

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

    On June 28, 2000, the Company announced an agreement to sell its Fairplay, Colorado branch to Commercial Bank of Leadville, Colorado. The Fairplay branch has approximately $12 million in assets. The transaction is subject to regulatory approval and is expected to close in the fourth quarter 2000.

Note C—SUBSEQUENT EVENTS

    On August 9, 2000, the Company announced its intention to repurchase up to 5 million shares of the Company's common stock. This share repurchase represents approximately 11 percent of the shares of common stock outstanding at the date of the announcement. Shares will be purchased primarily on the open market, with the timing dependent on market conditions and any pending acquisitions.

Note D—INVESTMENTS

    The following is a summary of available-for-sale and held-to-maturity securities at June 30, 2000

	Available-for-Sale Securities
(in thousands):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury	$114,082	$46	$1,202	$112,926
United States Government agencies	474,399	7	20,775	453,631
Mortgage-backed securities	1,097,642	981	41,053	1,057,570
Collateralized mortgage obligations	18,083	37	159	17,961
State and political securities	143,834	516	4,512	139,838
Other securities	105,040	250	11,693	93,597

	$1,953,080	$1,837	$79,394	$1,875,523

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other securities	$71,539	—	—	$71,539

	$71,539	$—	$—	$71,539

    Proceeds from the sale of available-for-sale securities during the three months ended June 30, 2000 and 1999 were $6,757,000 and $86,275,000, respectively. Gross gains of $144,000 and $1,254,000 were realized on sales during the second quarters of 2000 and 1999, respectively. No losses were realized on these sales during these quarters. Gains and losses on disposition of these securities were computed using the specific identification method.

Note E—LOANS

    The composition of the loan portfolio at June 30, 2000 was as follows (in thousands):

Real estate	$1,422,874
Real estate construction	427,924
Commercial	926,400
Consumer and other	688,936
Agriculture	263,363

3,729,497
Less allowance for loan losses	(51,555)

Net loans	$3,677,942

Note F—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at June 30, 2000 were as follows (in thousands):

Commitments to extend credit	$641,605
Letters of credit	20,272

Note G—SUBORDINATED NOTES

    Long-term debt at June 30, 2000 included $60 million of 7.30% Subordinated Notes issued in June 1997. These notes are due June 30, 2004, with interest payable semi-annually. At June 30, 2000, $36 million qualified as Tier 2 capital.

Note H—INCOME TAXES

    The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

June 30, 2000
35% of pretax income	$19,339
State income tax, net of federal tax benefit	968
Tax-exempt interest	(2,280)
Amortization of goodwill	459
Other	(156)

Provision for income taxes	$18,330

Note I—SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30 (in thousands)	2000	1999
Unrealized loss on available-for-sale securities	$4,860	$67,424

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

    The following is a discussion of the Company's financial condition as of June 30, 2000 and December 31, 1999, and its results of operations for the three and six month periods ended June 30, 2000 and 1999.

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

Overview

    For the three months ended June 30, 2000 net income was $18.3 million, a decrease of $942,000, or 4.9%, from the $19.2 million earned during the 1999 period. The Company's basic earnings per common share for the second quarter of 2000 were $0.38, the same as the second quarter in 1999. Diluted earnings per common share for the second quarter of 2000 were $0.38.

    Return on average assets was 1.18% for the second quarter of 2000, compared to 1.23% for the 1999 period. Return on average common shareholders' equity for the 2000 period was 19.46%, compared to 18.09% in the 1999 period.

    For the six months ended June 30, 2000, net income was $36.9 million, a decrease of $534,000 or 1.4% from the $37.5 million during the 1999 period. Basic earnings per common share for the six months ended June 30, 2000 were $0.75, the same as in 1999. Diluted earnings per share for the six months ended June 30, 2000 were $0.75.

    Return on average assets and return on common equity for the six months ended June 30, 2000 were 1.19% and 18.98%, respectively, as compared to the 1999 ratios of 1.21% and 17.81%. The decrease in return on assets is principally due to a reduction in net income, while the increase in return on equity is principally due to a reduction in average common shares outstanding as a result of the Company's stock repurchase initiative.

Results of Operations

  Net Interest Income

    Net interest income for the three months ended June 30, 2000 was $67.3 million, a decrease of $2.8 million, or 4.0%, from the net interest income of $70.1 million earned during the 1999 period. The decrease was principally due to the increase in interest expense associated with a rising interest rate environment. The net interest margin of 4.90% for the period ended June 30, 2000 was down from 5.08% for the 1999 period.

    Net interest income for the six months ended June 30, 2000 was $135.8 million, a decrease of $3.5 million or 2.5% from the $139.3 million during the 1999 period.

  Provision for Loan Losses

    The provision for loan losses for the three months ended June 30, 2000 was $3.8 million, a decrease of $2.5 million, or 39.7%, from the $6.3 million provision during the 1999 period. This decrease reflects the Company's objective of maintaining adequate reserve levels. The second quarter of 1999 included additional reserve allocations related to selected credits at the Company's Colorado affiliate.

  Noninterest Income

    Noninterest income for the three months ended June 30, 2000 was $19.0 million, the same as the 1999 level. Deposit service charges increased $1.5 million and insurance commissions increased $456,000 from the prior year. The second quarter of 1999 included $1.3 million in net gains of the sale of available-for-sale securities.

    Noninterest income for the six months ended June 30, 2000, was $37.5 million, an increase of $2.1 million, or 5.9% from the 1999 level of $35.4 million. The increase was principally due to a $3.1 million increase in service charges on deposits and an $893,000 increase in insurance commissions during the 2000 period. Gains on the sale of available-for-sale securities decreased $1.6 million from the first six months of 1999.

  Noninterest Expense

    Noninterest expense for the three months ended June 30, 2000 was $55.1 million, an increase of $1.1 million, or 1.9%, from the level of $54.0 million during the 1999 period. The increase was limited in part due to the Company's continued emphasis on cost reduction initiatives implemented during 1999. As a result, for the three months ended June 30, 2000 salary and benefits increased $1.5 million and other professional services decreased $429,000 while most other categories experienced only minor changes.

    Noninterest expense for the six months ended June 30, 1999 was $109.2 million, an increase of $2.2 million, or 2.1% from the $107.0 during the 1999 period. The increase was principally due to a $2.2 million increase in salary and employee benefit expense. The increase was limited in part as a result of cost reduction initiatives implemented during 1999.

  Provision for Income Taxes

    The provision for income taxes for the three months ended June 30, 2000 was $9.1 million, a decrease of $302,000, or 3.2%, from the 1999 level of $9.5 million, due primarily to the decrease in pre-tax income during the current period.

    The provision for income taxes for the six months ended June 30, 2000 was $18.3 million, a decrease of $652,000 from the $19.0 million during the 1999 period. The decrease is principally due to the reduction in pre-tax income.

Financial Condition

  Loans

    Total loans were $3.7 billion at June 30, 2000 and at December 31, 1999.

    The following table presents the Company's balance of each major category of loans:

	June 30, 2000		December 31, 1999
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in Thousands)
Loan category:
Real estate	$1,422,874	38.15%	$1,319,678	35.76%
Real estate construction	427,924	11.48%	434,924	11.79%
Commercial	926,400	24.84%	994,624	26.95%
Consumer and other	688,936	18.47%	681,423	18.46%
Agricultural	263,363	7.06%	259,704	7.04%

Total loans	3,729,497	100.00%	3,690,353	100.00%

Less allowance for loan losses	(51,555)		(48,878)

Total	$3,677,942		$3,641,475

  Nonperforming Assets

    At June 30, 2000, nonperforming assets were $31.9 million, a decrease of $713,000 or 2.2% from the $32.6 million level at December 31, 1999. The decrease was principally due to a decrease of $1.4 million in other real estate owned, partially offset by an increase of $709,000 in nonaccrual loans. At June 30, 2000, nonperforming loans as a percent of total loans were .72%, slightly higher than the December 31, 1999 level of .71%. Other real estate owned was $5.1 million at June 30, 2000, down from $6.5 million at December 31, 1999.

    Nonperforming assets of the Company are summarized in the following table:

	June 30, 2000	December 31, 1999
Loans:
Nonaccrual loans	$26,473	$25,764
Restructured loans	272	284

Nonperforming loans	26,745	26,048
Other real estate owned	5,115	6,525

Nonperforming assets	$31,860	$32,573

Loans 90 days or more past due but still accruing	$2,489	$1,949

Nonperforming loans as a percentage of total loans	.72%	.71%
Nonperforming assets as a percentage of total assets	.51%	.52%
Nonperforming assets as a percentage of loans and Other real estate owned	.85%	.88%
Total Loans	3,729,497	3,690,353
Total Assets	6,278,718	6,302,235

  Allowance for Loan Losses

    At June 30, 2000 the allowance for loan losses was $51.6 million, an increase of $2.7 million from the December 31, 1999 balance of $48.9 million. Net charge-offs during the three months ended June 30, 2000 were $7.7 million less than those incurred during the three months ended June 30, 1999, principally as a result of nonbank group specialty lending charge-offs recorded in the second quarter of 1999.

    At June 30, 2000 the allowance for loan losses as a percentage of total loans was 1.38%, an increase from the June 30, 1999 level of 1.37%. During the three months ended June 30, 2000, net charge-offs decreased to $3.1 million. These charge-offs reflect the Company's continued periodic review of the existing loan portfolios.

    The following table sets forth the Company's allowance for loans losses:

		June 30,
(Dollars in thousands)		2000	1999
Balance at beginning of period		$50,832	$53,254
Charge-offs:	Real estate	312	497
	Real estate construction	—	2,602
	Commercial	2,086	1,470
	Consumer and other	1,686	7,386
	Agricultural	294	(12)

	Total charge-offs	4,378	11,943

Recoveries:	Real estate	47	79
	Real estate construction	1	—
	Commercial	496	125
	Consumer and other	680	753
	Agricultural	66	246

	Total recoveries	1,290	1,203

Net charge-offs		3,088	10,740
Provision charged to operations		3,811	6,348

Balance at end of period		$51,555	$48,862

Allowance as a percentage of total loans		1.38%	1.37%
Annualized net charge-offs to average loans outstanding		0.33%	1.22%
Total Loans		3,729,497	3,557,830
Average Loans		3,713,618	3,517,783

  Investments

    The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.9 billion at June 30, 2000, a decrease of $64.7 million, or 3.2% from December 31, 1999. At June 30, 2000, the investment portfolio represented 31.0% of total assets, compared with 31.9% at December 31, 1999. In addition to investment securities, the Company had investments in interest-bearing deposits of $2 million at June 30, 2000, a $3 million decrease from the $5 million at December 31, 1999.

  Deposits

    Total deposits were $5.0 billion at June 30, 2000, an increase of $71 million, or 1.4% from the $4.9 billion at December 31, 1999. Noninterest-bearing deposits at June 30, 2000 were $684 million, an increase of $67 million, or 10.9%, from $617 million at December 31, 1999. The Company's core deposits as a percent of total deposits were 84.7% and 86.7% as of June 30, 2000 and December 31, 1999,

respectively. Interest-bearing deposits were $4.3 billion at June 30, 2000, a decrease of $5 million from the $4.3 billion at December 31, 1999.

  Borrowings

    Short-term borrowings of the Company were $453 million as of June 30, 2000, and $472 million as of December 31, 1999.

    Long-term debt of the Company was $100 million as of June 30, 2000, an increase of $24 million, or 31.6%, from the $76 million as of December 31, 1999.

  Capital Management

    Shareholders' equity decreased $58 million to $349 million at June 30, 2000, from $407 million at December 31, 1999. The decrease was principally due to the Company's common stock repurchase activity during the second quarter. At June 30, 2000, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 8.90%, 10.86%, and 6.40%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At June 30, 2000, the Company had risk-weighted assets of $4.5 billion.

  Stock Repurchases

    On April 10, 2000, the Company announced its intention to repurchase up to 5 million shares of the Company's common stock. As of July 26, 2000, the Company has repurchased 4,997,209 shares of common stock at prices ranging from $15.25 to $17.71. On August 9, 2000, the Company announced its intention to repurchase up to an additional 5 million shares of the Company's common stock.

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
The Company held its Annual Meeting of Shareholders on April 25, 2000. The shareholders took the following actions:
(i)
The shareholders elected ten directors to hold office until the next Annual Meeting of Shareholders or until their successors are elected. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

	Votes For	Votes Withheld
Mark A. Anderson	37,950,827	3,455,670
Patrick E. Benedict	41,100,172	306,325
Patrick Delaney	40,862,857	543,640
John H. Flittie	41,102,307	304,190
Darrell G. Knudson	41,103,399	303,098
Dennis M. Mathisen	41,101,973	304,524
Donald R. Mengedoth	41,103,128	303,369
Marilyn Seymann	40,941,010	465,487
Thomas C. Wold	41,104,597	301,900
Harvey L. Wollman	41,102,503	303,994
(ii)
The shareholders ratified and approved the election of Ernst & Young LLP as the independent public accountants for the Company for the current fiscal year. 41,186,471 votes were cast for the resolution; 181,216 votes were cast against the resolution; and 38,810 votes abstained.
Item 5.	Other Information:
None.
Item 6.	Exhibits and Reports on Form 8-K:
	(a)	Exhibits:
Exhibit 27.1 Financial Data Schedule
	(b)	Reports on Form 8-K:
None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.
Date: August 10, 2000	/s/ MARK A. ANDERSON Mark A. Anderson President and Chief Executive Officer
Date: August 10, 2000	/s/ CRAIG A. WEISS Craig A. Weiss Chief Financial Officer

QuickLinks

INDEX
SIGNATURES