Form 10-Q
period 2000-09-30
COMMUNITY FIRST BANKSHARES INC
filed 2000-11-09
CIK 857593

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-19368

COMMUNITY FIRST BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-0391436 (IRS Employer Identification No.)
520 Main Avenue, Fargo, ND (Address of principal executive offices)	58124 (zip code)

(701) 298-5600
(Registrant's telephone number, including area code)

    Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    At November 7, 2000, 42,097,823 shares of Common Stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2000

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements and Notes	3-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Changes in Securities	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES		17

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2000	December 31, 1999
	(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$214,754	$247,051
Federal funds sold and securities purchased under agreements to resell	2,365	4,775
Interest-bearing deposits	1,243	4,648
Available-for-sale securities	1,754,548	1,937,517
Held-to-maturity securities (fair value: 9/30/00—$72,357, 12/31/99—$74,248)	72,357	74,248
Loans	3,717,311	3,690,353
Less: Allowance for loan losses	(51,983)	(48,878)

Net loans	3,665,328	3,641,475
Bank premises and equipment, net	120,010	125,457
Accrued interest receivable	57,084	51,030
Intangible assets	117,526	126,378
Other assets	87,720	89,656

Total assets	$6,092,935	$6,302,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$492,444	$616,861
Interest-bearing:
Savings and NOW accounts	2,311,854	2,276,705
Time accounts over $100,000	645,014	579,514
Other time accounts	1,581,602	1,436,783

Total deposits	5,030,914	4,909,863
Federal funds purchased and securities sold under agreements to repurchase	195,444	252,760
Other short-term borrowings	244,142	471,665
Long-term debt	99,422	75,622
Accrued interest payable	40,452	31,949
Other liabilities	30,480	33,107

Total liabilities	5,640,854	5,774,966
Company-obligated mandatorily redeemable preferred securities of CFB Capital I & II	120,000	120,000
Shareholders' equity:
Common stock, par value $.01 per share:
Authorized Shares—80,000,000
Issued Shares—51,021,896	510	510
Capital surplus	192,071	192,071
Retained earnings	304,906	276,502
Unrealized loss on available-for-sale securities, net of tax	(33,060)	(44,896)
Less cost of common stock in treasury—
September 30, 2000—7,935,908 shares
December 31, 1999—885,964 shares	(132,346)	(16,918)

Total shareholders' equity	332,081	407,269

Total liabilities and shareholders' equity	$6,092,935	$6,302,235

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2000	1999	2000	1999
	(Dollars in thousands, except per share data) (Unaudited)
Interest income:
Loans	$90,276	$83,998	$263,548	$248,354
Investment securities	30,557	32,803	94,608	98,654
Interest-bearing deposits	43	98	163	340
Federal funds sold and resale agreements	79	176	258	502

Total interest income	120,955	117,075	358,577	347,850
Interest expense:
Deposits	45,072	37,453	123,814	113,237
Short-term and other borrowings	7,965	7,773	28,161	20,093
Long-term debt	1,805	1,707	4,673	5,082

Total interest expense	54,842	46,933	156,648	138,412

Net interest income	66,113	70,142	201,929	209,438
Provision for loan losses	2,976	4,283	11,777	15,512

Net interest income after provision for loan losses	63,137	65,859	190,152	193,926

Noninterest income:
Service charges on deposit accounts	9,898	9,710	29,570	26,271
Insurance commissions	3,030	2,360	7,967	6,404
Fees from fiduciary activities	1,404	1,196	4,373	3,817
Security sales commissions	1,402	1,315	5,684	3,944
Net (loss) gain on sales of securities	(87)	229	61	2,013
Other	3,513	3,482	8,960	11,224

Total noninterest income	19,160	18,292	56,615	53,673

Noninterest expense:
Salaries and employee benefits	27,889	26,579	82,863	79,393
Net occupancy	7,909	8,275	24,064	24,389
FDIC insurance	248	176	793	538
Legal and accounting	886	1,116	2,674	2,578
Other professional service	1,028	1,314	3,151	4,381
Data processing	1,173	876	3,548	2,902
Other real estate and repossessed personal property	351	385	912	991
Company-obligated mandatorily redeemable preferred securities of CFB Capital I & II	2,561	2,562	7,684	7,684
Amortization of intangibles	2,623	2,605	7,860	7,858
Other	10,763	9,903	31,098	30,085

Total noninterest expense	55,431	53,791	164,647	160,799
Income before income taxes	26,866	30,360	82,120	86,800
Provision for income taxes	9,115	10,433	27,445	29,415

Net income	$17,751	$19,927	$54,675	$57,385

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2000	1999	2000	1999
	(Dollars in thousands, except per share data) (Unaudited)
Earnings per common and common equivalent share:
Basic net income	$0.40	$0.40	$1.15	$1.15

Diluted net income	$0.40	$0.39	$1.14	$1.13

Average common shares outstanding:
Basic	44,399,867	50,004,710	47,579,372	50,089,462
Diluted	44,810,942	50,643,031	47,924,245	50,720,017

STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2000	1999	2000	1999
	(Dollars in thousands, except per share data) (Unaudited)
Net income	$17,751	$19,927	$54,675	$57,385
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	14,781	3,676	11,836	(38,054)
Less: Reclassification adjustment for losses (gains) included in net income	52	(137)	(37)	(1,208)

Other comprehensive income	14,833	3,539	11,799	(39,262)

Comprehensive income	$32,584	$23,466	$66,474	$18,123

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2000	1999
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$54,675	$57,385
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,777	15,512
Depreciation	10,823	11,359
Amortization of intangibles	7,860	7,858
Net amortization of premiums & discounts on securities	148	893
Increase in interest receivable	(6,054)	(3,282)
Increase in interest payable	8,503	4,247
Other—net	(5,876)	(8,760)

Net cash provided by operating activities	81,856	85,212
Cash flows from investing activities:
Net decrease in interest-bearing deposits	3,405	4,572
Purchases of available-for-sale securities	(124,195)	(592,235)
Maturities of available-for-sale securities	208,038	439,769
Sales of securities, net of gains (losses)	116,991	140,404
Purchases of held-to-maturity securities	(2,567)	(2,752)
Maturities of held-to-maturity securities	4,458	291
Net increase in loans	(35,630)	(135,049)
Net increase in bank premises and equipment	(5,376)	(8,757)

Net cash provided by (used in) investing activities	165,124	(153,757)
Cash flows from financing activities:
Net decrease in demand deposits, NOW accounts and savings accounts	(89,268)	(100,848)
Net increase (decrease) in time accounts	210,319	(19,488)
Net (decrease) increase in short-term & other borrowings	(284,839)	167,076
Net increase (decrease) in long-term debt	23,800	(90)
Net proceeds from issuance of common stock	—	40
Purchase of common stock held in treasury	(124,311)	(9,370)
Sale of common stock held in treasury	3,894	1,944
Common stock dividends paid	(21,282)	(20,051)

Net cash (used in) provided by financing activities	(281,687)	19,213

Net decrease in cash and cash equivalents	(34,707)	(49,332)
Cash and cash equivalents at beginning of period	251,826	274,657

Cash and cash equivalents at end of period	$217,119	$225,325

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

Note A—BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the "Company'), its wholly-owned data processing, credit origination, insurance agency and properties subsidiaries, and its two wholly-owned subsidiary banks, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

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

Note B—BUSINESS DIVESTITURES

    On January 14, 2000, the Company completed the sale of its office in Nephi, Utah. The Nephi office was acquired on January 23, 1998 as part of the Company's purchase and assumption of 37 offices of Banc One Corporation located in Arizona, Colorado and Utah. The transaction included the disposition of approximately $17 million in deposits.

    On February 11, 2000, the Company completed the sale of its office in Richfield, Utah. The Richfield office was acquired on January 23, 1998 as part of the Company's purchase and assumption of 37 offices of Banc One Corporation located in Arizona, Colorado and Utah. The transaction included the disposition of approximately $16 million in deposits.

    On June 28, 2000, the Company announced an agreement to sell its Fairplay, Colorado branch to Commercial Bank of Leadville, Colorado. The Fairplay branch has approximately $12 million in assets. The transaction is subject to regulatory approval and is expected to close in the fourth quarter 2000.

Note C—INVESTMENTS

    The following is a summary of available-for-sale and held-to-maturity securities at September 30, 2000 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury	$87,960	$240	$364	$87,836
United States Government agencies	449,383	193	13,199	436,377
Mortgage-backed securities	1,039,661	783	27,316	1,013,128
Collateralized mortgage obligations	13,709	40	113	13,636
State and political securities	125,016	405	3,552	121,869
Other securities	93,503	518	12,319	81,702

	$1,809,232	$2,179	$56,863	$1,754,548

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other securities	$72,357	—	—	$72,357

	$72,357	$—	$—	$72,357

    Proceeds from the sale of available-for-sale securities during the three months ended September 30, 2000 and 1999 were $103,531,000 and $19,364,000, respectively. Gross gains of $406,000 and $229,000 were realized on sales during the third quarters of 2000 and 1999, respectively. Gross losses of $493,000 were realized on these sales during the third quarter of 2000. Gains and losses on disposition of these securities were computed using the specific identification method.

Note D—LOANS

    The composition of the loan portfolio at September 30, 2000 was as follows (in thousands):

Real estate	$1,438,033
Real estate construction	448,771
Commercial	880,816
Consumer and other	696,593
Agriculture	253,098

3,717,311
Less allowance for loan losses	(51,983)

Net loans	$3,665,328

Note E—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at September 30, 2000 were as follows (in thousands):

Commitments to extend credit	$707,055
Letters of credit	24,074

Note F—SUBORDINATED NOTES

    Long-term debt at September 30, 2000 included $60 million of 7.30% Subordinated Notes issued in June 1997. These notes are due June 30, 2004, with interest payable semi-annually. At September 30, 2000, $36 million qualified as Tier 2 capital.

Note G—INCOME TAXES

    The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

For the Nine Months Ended September 30, 2000
35% of pretax income	$28,742
State income tax, net of federal tax benefit	1,641
Tax-exempt interest	(3,383)
Amortization of goodwill	689
Other	(244)

Provision for income taxes	$27,445

Note H—SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30 (in thousands)	2000	1999
Unrealized gain (loss) on available-for-sale securities	$18,013	($61,427)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

    The following is a discussion of the Company's financial condition as of September 30, 2000 and December 31, 1999, and its results of operations for the three and nine month periods ended September 30, 2000 and 1999.

Merger and Acquisition Activity

    The Company has made two acquisitions during these periods. Each of these acquisitions has had an effect upon the Company's results of operations and financial condition.

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

    On December 21, 1999, the Company issued approximately 317,000 shares of common stock to acquire River Bancorp, Inc. ("River Bancorp"), a one-bank holding company headquartered in Ramsey, Minnesota. At acquisition, River Bancorp had approximately $35 million in assets at one office in Ramsey, Minnesota. Because this acquisition was not material to the Company's financial condition or operating results, the Company's financial information has not been restated to reflect this merger.

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

Overview

    For the three months ended September 30, 2000 net income was $17.8 million, a decrease of $2.1 million, or 10.6%, from the $19.9 million earned during the 1999 period. The Company's basic earnings per common share for the third quarter of 2000 were $0.40, the same as the third quarter in 1999. Diluted earnings per common share for the third quarter of 2000 were $0.40, compared to $0.39 for the 1999 period.

    Return on average assets was 1.14% for the third quarter of 2000, compared to 1.26% for the 1999 period. Return on average common shareholders' equity for the 2000 period was 21.03%, compared to 19.55% in the 1999 period.

    For the nine months ended September 30, 2000, net income was $54.7 million, a decrease of $2.7 million or 4.7% from the $57.4 million during the 1999 period. Basic earnings per common share for the nine months ended September 30, 2000 were $1.15, the same as in 1999. Diluted earnings per share for the nine months ended September 30, 2000 were $1.14, compared to $1.13 for the 1999 period.

    Return on average assets and return on common equity for the nine months ended September 30, 2000 were 1.17% and 19.60%, respectively, as compared to the 1999 ratios of 1.23% and 18.38%. The decrease in return on assets is principally due to a reduction in net income, while the increase in return on equity is principally due to a reduction in total stockholder's equity as a result of the Company's stock repurchase initiative.

Results of Operations

  Net Interest Income

    Net interest income for the three months ended September 30, 2000 was $66.1 million, a decrease of $4.0 million, or 5.7%, from the net interest income of $70.1 million earned during the 1999 period. Net interest income for the nine months ended September 30, 2000 was $201.9 million, a decrease of $7.5 million or 3.6% from the $209.4 million during the 1999 period. The decreases were principally due to the increase in interest expense associated with a rising interest rate environment. The net interest margin of 4.85% for the period ended September 30, 2000 was down from 5.03% for the 1999 period.

  Provision for Loan Losses

    The provision for loan losses for the three months ended September 30, 2000 was $3.0 million, a decrease of $1.3 million, or 30.2%, from the $4.3 million provision during the 1999 period. This decrease is a result of improvements in the quality of the loan portfolio.

  Noninterest Income

    Noninterest income for the three months ended September 30, 2000 was $19.2 million, an increase of $868,000, or 4.7% from the third quarter of 1999. Deposit service charges increased $188,000, insurance commissions increased $670,000, and trust fees increased $208,000 from the prior year. The third quarter of 1999 included $229,000 in net gains on the sale of available-for-sale securities.

    Noninterest income for the nine months ended September 30, 2000, was $56.6 million, an increase of $2.9 million, or 5.4% from the 1999 level of $53.7 million. The increase was principally due to a $3.3 million increase in service charges on deposits, a $1.6 million increase in insurance commissions, and a $1.7 million increase in security sales commissions during the 2000 period. Gains on the sale of available-for-sale securities decreased $2.0 million from the first nine months of 1999.

  Noninterest Expense

    Noninterest expense for the three months ended September 30, 2000 was $55.4 million, an increase of $1.6 million, or 3.0%, from the level of $53.8 million during the 1999 period. The increase was limited in part due to the Company's continued emphasis on cost reduction initiatives implemented during 1999. As a result, for the three months ended September 30, 2000 salary and benefits increased $1.3 million, net occupancy decreased $366,000, other professional services decreased $286,000, and legal and accounting expenses decreased $230,000.

    Noninterest expense for the nine months ended September 30, 1999 was $164.6 million, an increase of $3.8 million, or 2.4% from the $160.8 during the 1999 period. The increase was principally due to a $3.5 million increase in salary and employee benefit expense. The increase was limited in part as a result of cost reduction initiatives implemented during 1999.

  Provision for Income Taxes

    The provision for income taxes for the three months ended September 30, 2000 was $9.1 million, a decrease of $1.3 million, or 12.5%, from the 1999 level of $10.4 million, due primarily to the decrease in pre-tax income during the current period.

    The provision for income taxes for the nine months ended September 30, 2000 was $27.4 million, a decrease of $2.0 million from the $29.4 million during the 1999 period. The decrease is principally due to the reduction in pre-tax income.

Financial Condition

  Loans

    Total loans were $3.7 billion at September 30, 2000 and at December 31, 1999.

    The following table presents the Company's balance of each major category of loans:

	September 30, 2000		December 31, 1999
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Loan category:
Real estate	$1,438,033	38.68%	$1,319,678	35.76%
Real estate construction	448,771	12.07%	434,924	11.79%
Commercial	880,816	23.70%	994,624	26.95%
Consumer and other	696,593	18.74%	681,423	18.46%
Agricultural	253,098	6.81%	259,704	7.04%

Total loans	3,717,311	100.00%	3,690,353	100.00%

Less allowance for loan losses	(51,983)		(48,878)

Total	$3,665,328		$3,641,475

Nonperforming Assets

    At September 30, 2000, nonperforming assets were $27.7 million, a decrease of $4.9 million or 15.0% from the $32.6 million level at December 31, 1999. The decrease was principally due to a decrease of $2.9 million in other real estate owned, and a decrease of $1.9 million in nonaccrual loans. At September 30, 2000, nonperforming loans as a percent of total loans were .65%, down from the December 31, 1999 level of .71%. Other real estate owned was $3.7 million at September 30, 2000, down from $6.5 million at December 31, 1999.

    Nonperforming assets of the Company are summarized in the following table:

	September 30, 2000	December 31, 1999
Loans:
Nonaccrual loans	$23,828	$25,764
Restructured loans	241	284

Nonperforming loans	24,069	26,048
Other real estate owned	3,656	6,525

Nonperforming assets	$27,725	$32,573

Loans 90 days or more past due but still accruing	$2,180	$1,949

Nonperforming loans as a percentage of total loans	.65%	.71%
Nonperforming assets as a percentage of total assets	.46%	.52%
Nonperforming assets as a percentage of loans and
Other real estate owned	.75%	.88%
Total Loans	3,717,311	3,690,353
Total Assets	6,092,935	6,302,235

Allowance for Loan Losses

    At September 30, 2000 the allowance for loan losses was $52.0 million, an increase of $3.1 million from the December 31, 1999 balance of $48.9 million. Net charge-offs during the three months ended September 30, 2000 were $231,000 less than those incurred during the three months ended September 30, 1999.

    At September 30, 2000 the allowance for loan losses as a percentage of total loans was 1.40%, a slight increase from the September 30, 1999 level of 1.38%. During the three months ended September 30, 2000, net charge-offs decreased to $2.5 million. These charge-offs reflect the Company's continued periodic review of the existing loan portfolios.

    The following table sets forth the Company's allowance for loan losses:

	For the Nine Months Ended September 30,
	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$48,878	$51,860
Charge-offs:
Real estate	1,024	1,872
Real estate construction	44	2,635
Commercial	4,839	3,780
Consumer and other	5,435	12,023
Agricultural	632	406

Total charge-offs	11,974	20,716

Recoveries:
Real estate	98	860
Real estate construction	4	—
Commercial	1,041	355
Consumer and other	1,963	2,122
Agricultural	196	373

Total recoveries	3,302	3,710

Net charge-offs	8,672	17,006
Provision charged to operations	11,777	15,512

Balance at end of period	$51,983	$50,366

Allowance as a percentage of total loans	1.40%	1.38%
Annualized net charge-offs to average loans outstanding	0.31%	0.64%
Total Loans	3,717,311	3,655,580
Average Loans	3,704,736	3,548,089

  Investments

    The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.8 billion at September 30, 2000, a decrease of $184.9 million, or 9.2% from December 31, 1999. At September 30, 2000, the investment portfolio represented 30.0% of total assets, compared with 31.9% at December 31, 1999. In addition to investment securities, the Company had investments in interest-bearing deposits of $1 million at September 30, 2000, a $4 million decrease from the $5 million at December 31, 1999.

  Deposits

    Total deposits were $5.0 billion at September 30, 2000, an increase of $121 million, or 2.5% from the $4.9 billion at December 31, 1999. Noninterest-bearing deposits at September 30, 2000 were $492 million, a decrease of $125 million, or 20.3%, from $617 million at December 31, 1999. The Company's core deposits as a percentage of total deposits were 83.1% and 86.7% as of September 30, 2000 and December 31, 1999, respectively. Interest-bearing deposits were $4.5 billion at September 30, 2000, an increase of $245 million from the $4.3 billion at December 31, 1999.

  Borrowings

    Short-term borrowings of the Company were $244 million as of September 30, 2000, and $472 million as of December 31, 1999. The $228 million decrease was due to the Company's planned balance sheet contraction, principally through proceeds from the sale of investment securities and the $110 million reduction in capital at the bank level, authorized at the time of the consolidation of the Company's eleven nationally chartered banks into one national bank.

    Long-term debt of the Company was $99 million as of September 30, 2000, an increase of $23 million, or 31.4%, from the $76 million as of December 31, 1999.

  Capital Management

    Shareholders' equity decreased $75 million to $332 million at September 30, 2000, from $407 million at December 31, 1999. The decrease was principally due to the Company's common stock repurchase activity during the second and third quarters. At September 30, 2000, the Company's Tier 1 capital, total risk-based capital and leverage ratios were 8.34%, 10.34%, and 6.10%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At September 30, 2000, the Company had risk-weighted assets of $4.4 billion.

  Stock Repurchases

    On April 10, 2000, the Company announced its intention to repurchase up to 5 million shares of the Company's common stock. On August 9, 2000, the Company announced its intention to repurchase up to an additional 5 million shares of the Company's common stock. As of October 23, 2000, the Company has repurchased 7,700,000 shares of common stock at prices ranging from $15.25 to $17.94.

Other Information

    Through its financial service affiliates, the Company has an account base of approximately 355,000 customers, maintaining approximately 1 million individual accounts. Included in the account base are approximately 39,000 insurance customers, 16,000 investment product customers and 4,000 trust customers. The Company's customer base is approximately 90% retail and 10% commercial. Through aggressive customer directed initiatives, including proactive account management, segmented market strategies and analysis of customer feedback, the Company is pursuing the objective of increasing the number of accounts per household. The short-term objective is to increase the number of accounts from the present level of three per household, to four, with an ultimate objective of 10 accounts per household.

  Safe Harbor Provision

    This document contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to; risks related to the company's acquisition strategy, including risks of adversely changing results of operations and factors affecting the company's ability to consummate further acquisitions including a challenging acquisition market; risk of loans and investments, including dependence on local economic conditions; competition of the company's customers from other providers of financial services; possible adverse effects of changes in interest rates; balance sheet and critical ratio risks related to the share repurchase program, and other risks detailed in the company's filings with the Securities and Exchange commission, all of which are difficult to predict and many of which are beyond the control of the company.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

    There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 1999 in the Company's Form 10-K and Annual Report.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings:

    None.

Item 2.  Changes in Securities and Use of Proceeds:

    None.

Item 3.  Defaults upon Senior Securities:

    None.

Item 4.  Submission of Matters to a Vote of Security Holders:

    None.

Item 5.  Other Information:

    None.

Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits:

    Exhibit 27.1 Financial Data Schedule

  (b)  Reports on Form 8-K:

    On September 8, 2000, the Company filed a report on Form 8-K in connection with the Company's merger of 11 of its existing national bank charters into one national bank charter. No financial statements were filed in connection with the Form 8-K.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.
Date: November 8, 2000	/s/ MARK A. ANDERSON Mark A. Anderson President and Chief Executive Officer
Date: November 8, 2000	/s/ CRAIG A. WEISS Craig A. Weiss Chief Financial Officer

QuickLinks

STATEMENTS OF COMPREHENSIVE INCOME
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation
Merger and Acquisition Activity
Overview
Results of Operations
Financial Condition
Nonperforming Assets
Allowance for Loan Losses
Other Information
Item 3. Quantitative and Qualitative Disclosure About Market Risk
PART II—OTHER INFORMATION
Item 1. Legal Proceedings:
Item 2. Changes in Securities and Use of Proceeds:
Item 3. Defaults upon Senior Securities:
Item 4. Submission of Matters to a Vote of Security Holders:
Item 5. Other Information:
Item 6. Exhibits and Reports on Form 8-K:
SIGNATURES