Form 10-K405
period 2000-12-31
COMMUNITY FIRST BANKSHARES INC
filed 2001-03-29
CIK 857593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

    (MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
YES     X    NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

As of March 26, 2001, assuming as market value the price of $19.75 per share, the average between the bid and asked sale prices on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $751 million.

As of March 26, 2001, the Company had outstanding 41,594,741 shares of Common Stock, $.01 par value, net of treasury shares.

(1)	The 8-7/8% Cumulative Capital Securities (the “CFB I Capital Securities”) were issued by CFB Capital I (“CFB Capital I”), a wholly owned Delaware business trust subsidiary of the Company. The Company has also fully and unconditionally guaranteed all of CFB Capital I's obligations under the CFB I Capital Securities.
(2)	The 8.20% Cumulative Capital Securities (the “CFB II Capital Securities”) were issued by CFB Capital II (“CFB Capital II”), a wholly owned Delaware business trust subsidiary of the Company. The Company has also fully and unconditionally guaranteed all of CFB Capital II's obligations under the CFB II Capital Securities.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Shareholders and the 2001 Proxy Statement for the Company's Annual Meeting of Shareholders to be held April 24, 2001, are incorporated by reference into Parts II and III, respectively, of this Form 10-K, to the extent described in such Parts.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES

PART I

ITEM 1.  BUSINESS

GENERAL

          Community First Bankshares, Inc. (the “Company”), is a bank holding company that as of December 31, 2000 operated banks and bank branches (the “Banks”) in 155 communities in Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.  Total assets of the Company were approximately $6.1 billion as of December 31, 2000.  On March 22, 2001, the Company announced the sale or closure of 21 banking locations in Arizona, Nebraska, Minnesota, North Dakota and Wyoming as part of a focused strategy to realign its channels of service delivery to improve efficiency through expanded technology and enhanced customer service.

          The Banks are community banks that provide a full range of commercial and consumer banking services primarily to individuals and businesses in small and medium-sized communities and the surrounding market areas.  The Company encourages local autonomy by local Bank presidents, while providing to the Banks the benefits of holding company affiliation.

COMMUNITY FINANCIAL SERVICES STRATEGY

          The Company has built a network of banks and a solid customer base through acquisitions.  The Company's plan is to increase the revenues and profit derived from that customer base by profitably increasing the number of products and services per household and by expanding the channels through which customers can access those products and services.  An enhanced online banking Web site will supplement the current channels of in-person, mail, ATM, and telephone banking.  A computer-based customer intelligence system will enable the Banks to focus on the products and services most relevant to each customer. The Company has recently introduced a program of Company-wide sales campaigns focusing on individual products.

          The Company provides the Banks with the advantages of affiliation with a bank holding company, such as access to its lines of financial services including trust products and administration, insurance and investment services, data processing services, credit policy formulation and review, investment management and specialized staff support.  The Company grants substantial autonomy to managers of the Banks with respect to day-to-day operations, customer service decisions and marketing.  The Banks are encouraged to participate in community activities, support local charities and community development, and otherwise enhance their images in their communities.

          As opportunities present themselves, the Company will seek to acquire banks and bank branches in communities which generally have populations between 3,000 and 50,000 and located in the Company's key target acquisition states of Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.  Such communities are believed to provide the Company with the opportunity for a stable deposit base.  The Company did not see a single opportunity during 2000 that met its acquisition parameters, and thus, did not complete any bank acquisitions in 2000.  The Company also became more internally sales-focused and concentrated on improving financial product and service delivery channels.  The Company is continuing to develop and enhance its online banking capability, an improved investment product network relationship and expanding opportunities in insurance product sales.  The Company acquired four insurance agencies in 2000, and expects to acquire additional insurance agencies as part of the strategy of expanding its product offerings.

          In order to bring investment product distribution focus to the Company’s extensive banking network, the Company has recently redefined each Bank’s office as either a Regional Financial Center or Community Financial Center.  Regional Financial Centers offer a full array of financial products and services for both the corporate and retail market including, banking, trust, and investment products. They are located in markets that have shown strong commercial banking potential.  Regional Financial Centers are typically aligned along a hub and spoke system, with one larger office directing and supporting smaller offices in close geographic proximity.   Regional Financial Centers are managed by bank presidents.  The Company has  fifty-two Regional Financial Centers.  Community Financial Centers are less geographically concentrated, but also offer a complete line of financial products and services.  Their emphasis is more focused on retail products, investments and insurance.  Community Financial Centers are managed by branch managers.  The Company has twenty-two Community Financial Centers.  The Company is also integrating its insurance and investment sales forces into the regional banking division of the Company to move the Company towards a one-stop financial services supermarket.

          The Company believes that this structure allows the Company to staff its offices with financial service professionals that are sensitive to the financial needs of customers and better respond to those needs. In addition to improving staffing, a key part of the Company’s strategy is improving its product and service delivery channels through improved technology.  The Company is focusing on online banking, electronic bill paying, and increased opportunities to sell investment products online.  The Company is also implementing a data warehoused customer relationship management system to improve customer-focused sales initiatives.  To provide more products and services to its customers, the Company is re-orienting the goals of its employees towards greater sales-focus and building a complete financial management relationship with customers.

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

THE BANKS

          The Banks provide a full range of commercial and consumer banking services primarily to individuals and businesses in small and medium-sized communities and the surrounding market areas.  The Banks draw most of their deposits from and make most of their loans within their respective market areas.  The Banks owned by the Company as of December 31, 2000, were located in Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.

COMMUNITIES SERVED

          As of December 31, 2000, offices were located in communities with populations ranging from approximately 200 to 50,000, except for the larger communities of Fargo, North Dakota; Denver and Englewood (a Denver suburb), Colorado; Phoenix, Arizona; El Cajon (a San Diego suburb), California, and Salt Lake City, Utah.  The Company has operated profitably in these communities and has continued to acquire institutions in larger markets, reducing the percentage of revenues derived from smaller markets. Each of the Banks seeks to serve a market area with greater population.  As with other small, non-metropolitan communities, many of the smaller communities in which the Banks presently operate have experienced and are expected to experience no growth or a decline in population.  The economies of the some of the Banks' smaller communities, especially those in Nebraska, North Dakota and South Dakota, depend primarily on farming, farm service and agricultural supply businesses.  If  reductions in population or adverse economic trends in specific communities result in decreased profitability in the Banks or offices located in those communities, the Company may consider selling such Banks or offices or reducing the level of services provided in such communities.

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

RECENTLY ANNOUNCED STRATEGY

          On March 22, 2001, the Company announced a series of strategic initiatives aimed at improving customer service and strengthening the Company’s position as a provider of a broad range of financial services.  The Company announced a realignment of its service delivery system through the sale or closure of 21 banking locations and centralizing the Company’s retail credit operations.  In conjunction with the restructuring of the banking network, 21 eligible management staff members have taken advantage of an early retirement program. In addition, the Company expects a reduction of 65 employees, representing 2.4% of the workforce.  The Company estimates the net result of this restructuring will be a one-time charge against earnings of approximately $5 million, or $.12 per share.  The charge is expected to be taken in the first quarter of 2001.

RECENT DIVESTITURES

          On March 22, 2001, the Company announced the sale of twelve banking locations.  Eight offices in Arizona are under contract to be sold to Stockmen’s Bank of Kingman, Arizona, three offices in Nebraska will be sold to Security First Bank and one office in North Dakota will be sold to Lincoln State Bank.  The Company also announced the closure of nine banking locations.  Four offices to be closed are in markets where the Company has multiple branches in the same location.

          On November 17, 2000, the Company completed the sale of its office in Fairplay, Colorado to Peoples Bank, Leadville, Colorado.  The Fairplay office was acquired by the Company on December 18, 1996 as part of the Company’s merger with Mountain Parks Financial Corporation.

          In 2000 and 1998, the Company divested several offices that were acquired on January 23, 1998, as part of the Company's purchase and assumption of 37 offices of three subsidiary banks of Banc One Corporation.  On February 11, 2000 the Company completed its sale of its office in Richfield, Utah.  On January 14, 2000, the Company completed the sale of its office in Nephi, Utah. On June 12, 1998, the Company completed the sale of its office in Ault, Colorado.

          In July, 1998, the Company sold the operating assets of its two sub-prime lending subsidiaries.  In a cash transaction on July 27, 1998, the Company sold seven loan production offices of Equity Lending, Inc. (“ELI”) to FIRSTPLUS Financial Group, Inc.  On July 31, 1998, the Company also sold servicing rights to the portfolio of automobile installment contracts originated by Mountain Parks Financial Services, Inc. (“MPFS”) to Cygnet Financial Services, Inc.  The Company retained approximately $50 million in loans originated by ELI and servicing rights on an additional $100 million in ELI loans sold to other parties.  The Company also retained approximately $50 million in auto installment contracts originated by MPFS.  ELI and MPFS were acquired in December 1996 as a result of the Company's merger with Mountain Parks Financial Corporation.  In six separate transactions in 1999, the Company sold a total of $11.4 million sub-prime mortgages and $31.4 million in automobile installment contracts to other organizations.  At December 31, 2000, the Company had approximately $6 million in sub-prime mortgages and $49,000 representing the net value of the buy-backs of automobile installments contracts.  The Company anticipates that after the sale or liquidation of remaining subprime assets, it will not pursue further sub-prime lending activities.

RECENT SIGNIFICANT ACQUISITIONS

          The Company made a number of significant acquisitions in 1999 and 1998, as outlined below.  The details of these acquisitions are described in the 2000 Annual Report to Shareholders in Management's Discussion and Analysis under “Merger and Acquisition Activity” and in the Notes to Consolidated Financial Statements under “Business Combinations and Divestitures,” which are incorporated herein by reference.

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

FORWARD-LOOKING STATEMENTS

          This annual report on Form 10-K and other documents filed by the Company with the SEC contain forward–looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings or results from those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.   Forward–looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."

          Forward-looking statements give the Company's expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward–looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond the Company's control, that could cause actual conditions, events or results to differ significantly from those described in the forward–looking statements. Factors that could cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to:

•	Risks related to the Company’s acquisition strategy, including risks that of adversely changing results of operations and possible factors affecting the Company’s ability to consummate further acquisitions;
•	Risks of loans and investments, including dependence on local economic conditions;
•	Competition for the Company’s customers from other providers of financial services;
•	Possible adverse effects of changes in interest rates;
•	Balance sheet and critical ratio risks related to the Company’s share repurchase program; and
•	Other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

Some of these factors are described in greater detail below.

General Business and Economic Conditions.  The Company's business and financial results are affected by general business and economic conditions in the United States and abroad. These conditions include short–term and long–term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the condition of the U.S. economy, in general, and the local economies in which the Company conducts business. Should economic conditions worsen in the United States or abroad, the Company's business and results could be adversely affected. For example, an economic downturn or higher interest rates could decrease the demand for loans and other products and services offered by the Company and/or increase the number of customers and counter parties who become delinquent or who default on loans or other obligations to the Company. An increase in defaults would result in a higher level of charge–offs and a higher level of loan loss provision, which could adversely affect the Company's earnings. Higher interest rates  also increase the Company's borrowing costs and could increase the rate paid on deposits, which could more than offset, in the Company’s net interest margin, the increase in rates earned by the Company on loans and investments.

Competition. The Company operates in a competitive environment for its financial products and services. The Company expects competitive pressures to increase due to legislative, regulatory and technological changes and the continued consolidation in the financial services industry. Investment banks and insurance companies are competing with banks in traditional banking businesses such as lending and consumer banking. Many of the Company's competitors are larger and better capitalized than the Company, and have fewer regulatory constraints and lower cost structures.  The Company also expects the financial services industry to become even more competitive as technological advances enable more companies to provide financial services. The Company expects that the consolidation of the financial services industry will result in larger, better-capitalized companies offering a wide array of financial services and products. Furthermore, recent legislative changes will increase competition in the financial services industry.

Fiscal and Monetary Policies. The Company's business and financial results are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is affected by the policies of the Federal Reserve Board, which generally regulates the supply of money and credit in the United States. The Federal Reserve Board's policies directly and indirectly influence the rate of interest that commercial banks pay on their interest–bearing deposits and can affect the value of financial instruments held by the Company. Those policies also determine to a significant degree the Company’s cost of funds for lending and investing. Changes in those policies are beyond the Company's control. Federal Reserve Board policies can also affect the Company's customers and counter parties, potentially increasing the risk that customers and counter parties may default on their obligations to the Company.

Recent Legislation.   The Gramm–Leach–Bliley Act (the “Act”) permits affiliation among banks, securities firms and insurance companies by creating a new type of financial services company called a "financial holding company." Financial holding companies may offer many kinds of financial services, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Under the Act, securities firms and insurance companies that elect to become a financial holding company may acquire banks and other financial institutions. The Act significantly changes the competitive environment in which the Company conducts business.  The Act also imposes new restrictions on the Company’s use of customer financial information that could make it difficult or costly for the Company to cross-sell banking, insurance and investment products to its customers.

Mergers and Acquisitions. The Company has in the past expanded its business in part by acquiring banks, insurance agencies and other companies engaged in financial services. The Company continues to explore opportunities to acquire banking institutions and other companies. Discussions are continually being carried on related to such acquisitions.  Generally, the Company does not comment on such discussions or possible acquisitions until a definitive agreement has been signed. A number of factors related to past and future acquisitions could adversely affect the Company's business and financial results, including those described above. In addition, the Company's acquisitions generally are subject to approval by federal and, in some cases, state regulatory agencies. The failure to receive required regulatory approvals within the time frame or on the conditions expected by management could also adversely affect the Company's business and earnings.

          Other factors, such as credit, market, operational, liquidity, interest rate and other risks are described elsewhere in this report. Factors relating to the regulation and supervision of the Company are also described or incorporated in the Company's 2000 Annual Report to shareholders.  There are also other factors besides those described or incorporated in this report on Form 10–K that could cause actual conditions, events or results to differ from those contained in the forward–looking statements. Forward–looking statements speak only as of the date they are made. The Company does not undertake to update forward–looking statements to reflect circumstances or events that occur after the date the forward–looking statements are made.

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

          CREDIT.  The Company's lending activities are guided by the general loan policy established by the Board of Directors.  The Senior Credit Committee of the Company has established loan approval limits for each region of the Company and Bank office.  Amounts in excess of the individual Bank lending authority are presented to the regional credit officers.  Loans above $1,500,000 per pass rated borrower, $1,000,000 per watch rated borrower and $250,000 per classified borrower are presented to the Senior Credit Committee for approval.  The Company's credit policy establishes guidelines for approval of all credits, including loans and purchased loans and loan participations.  The credits of the Banks are subject to internal review by Bank officers every 12 months.  The loan portfolios of the Banks are subject to examination by the Company's credit examination staff every 12 to 24 months, the frequency of which is based on a variety of factors, including the credit quality of the institution.  The credit examination staff is also responsible for credit review with respect to the assets of banks to be acquired by the Company.

          FINANCE.  The Board of Directors of the Company has established policies in the areas of asset/liability management, investments, capital expenditures, accounting procedures and capital and dividend management.  Policies are implemented and monitored for compliance by the Chief Financial Officer and the Asset/Liability Committee of the Company.

          OPERATIONS.  Community First Service Corporation (“CFSC”), a subsidiary of the Company, provides data processing and operations support services to the Banks by contract.  CFSC's system is designed to  provide for all Bank and customer data-processing needs and can be expanded to accommodate future growth and additional service applications.  In addition to its office facilities in Fargo, North Dakota, CFSC also has a data processing facility in Golden, Colorado. Additional expenditures for equipment, consistent with the increased data processing volumes, would likely be necessary if additional significant acquisitions occur during 2001.

          MARKETING.  The Company is implementing a computer-based data warehoused customer relationship management system that will enable the Banks to deliver more value to their customers by focusing on the products and services most relevant to each customer.  It has also initiated a regular schedule of Company-wide sales campaigns that will focus on individual products.  The success of the first campaign, for an annuity product, demonstrated the power of a focused marketing effort across the entire network.  Future Company-wide marketing efforts will be aided by the enhanced online banking Web site that will be upgraded in 2001.

          OTHER SERVICES.  The Company provides other services for the benefit of the Banks, such as outside professional services, central human resources services, benefits administration, marketing guidance and centralized purchasing of supplies.

INSURANCE AGENCIES

          The Company currently owns and operates insurance agencies located in 47 communities served by the Banks through its direct subsidiary, Community First Insurance, Inc.  These agencies are primarily engaged in the sale of property and casualty insurance and make some sales of other types of insurance, such as life, accident and crop hail insurance.  The Company had commission revenue of $10.6 million in 2000.

OTHER ACTIVITIES

          The Company has steadily consolidated Banks located in each state into single national bank charters with multiple locations.  On March 22, 2001, the Company announced that it completed the consolidation of its remaining South Dakota state chartered bank into its national bank, resulting in the completion of the consolidation of twelve bank charters into one national charter.  On August 29, 2000 the Company merged 11 of its existing national bank charters into one national bank charter in order to increase efficiency and performance.  Subsidiary Banks of the Company in eight locations maintain trust departments, but their services are more broadly available and the Company may expand its trust activities in the future. Trust services are made available to customers in several locations through local trust officers or by appointment with members of the trust department.  In 1999, the Company consolidated all of its trust activity administration in the trust department in Fargo, North Dakota.

          Although the Company intends to maintain its focus on the banking business in its targeted market areas, the Company will consider other permitted business activities as opportunities arise.  The non-interest income activities of the Company in insurance, trust and securities sales are expected to become collectively a material revenue and profit center of the Company within the next few years.  In March 1998, the Company entered into a three-year agreement with INVEST Financial Corporation, a Delaware Corporation, and INVEST Financial Corporation Insurance Agency, Inc. of Illinois (“Invest”) under which the Banks would provide securities brokerage, insurance and investment advisory services to the Company's customers through their centers located within the Company's subsidiary bank branches.  The agreement provided for these companies to share sales commissions with the Company pursuant to an agreed upon commission schedule and requires them to perform various compliance and administrative functions related to their securities and insurance activities. Federal bank regulation permits bank holding companies to engage in other limited activities, such as the distribution of certain types of securities, and future changes in such regulation are expected to further expand the types of activities in which the Company may engage.

          In February, 2001 the Company’s agreement with Invest terminated, and the Company entered into a similar arrangement with Primevest  Financial Services, Inc.  In addition to full service brokerage, insurance and investment advisory services, the Primevest agreement also provides the Company’s customers with online financial services to complement the Company’s focus on technology enhancements to improve product and service delivery.  The Primevest agreement is a three year agreement.

COMPETITION

          Commercial banking is highly competitive.  In the conduct of certain aspects of their business, the Banks compete with other commercial banks, savings and loan institutions, issuers of fixed income investments, finance corporations, credit unions and money market funds, among other types of institutions.  The Banks compete with these institutions in such areas as obtaining new deposits, offering new types of services and setting loan rates and interest rates on various types of deposits, as well as other aspects of the banking business.  Management believes community residents and businesses prefer to deal with local banks and the Banks have generally been able to compete successfully in their respective communities because of the Company's emphasis on local ownership and the autonomy of Bank management in community relations.  At the same time, the Company provides the Banks with the advantages of centralized sophisticated administration and the opportunity to make larger loans and diversify their lending activity through Bank group participations.  Further, because most of the Banks have a significant market share in the communities they serve, the Company believes the Banks can, to a degree, influence deposit and loan pricing in their markets and are subject to less competition based on deposit and loan pricing than would be the case in larger metropolitan markets with more competitors.  However, the Banks have experienced increased price competition from credit unions and brokerage firms in certain market areas in recent periods.  Recent changes in government regulation of banking, particularly the legislation which removes restrictions on interstate banking and permits interstate branching, or legislation in certain states to permit statewide branching, may increase competition by both out-of-state and in-state banking organizations and by other financial institutions.  See “Supervision and Regulation,” below.  The Banks compete with other financial institutions, including government lending agencies, for high quality loans and the Company competes with securities and insurance firms and other banking institutions in the non-interest income activities of insurance, securities sales and trust activities in the Banks' market areas and for purchases of loan assets and investment assets.  While management believes the Banks will continue to compete successfully in their communities, there is no assurance that future competition will not adversely affect the Banks' earnings.

EMPLOYEES

          The Company had 2,667 employees at December 31, 2000, including 2,095 full-time employees and 572 part-time employees.  Of these individuals, 207 were employed at the holding company level, 1,988 (including 1,529 full-time employees) were employed at the Bank level, 350 were employed by CFSC and 122 were employed by CII and CFIA.

SUPERVISION AND REGULATION

          GENERAL.  As a bank holding company, the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  The Company's national bank subsidiary is regulated by the Office of the Comptroller of the Currency (“OCC”).  The deposits of the Company's banking subsidiary is insured by the Bank Insurance Fund (“BIF”), which subjects the subsidiary to regulation by the Federal Deposit Insurance Corporation (“FDIC”).  In addition to the impact of direct regulation, commercial banks are affected significantly by action taken by the Federal Reserve Board with respect to the money supply and credit availability.

          The Company has other financial services subsidiaries that are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies.  For example, the Company's insurance subsidiary is subject to regulation by the state insurance licensing and regulatory agencies having jurisdiction in each office location.

          FINANCIAL MODERNIZATION.  On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) became law.  The GLB Act repealed provisions of the Glass-Steagall Act of 1933 and extensively revised the Bank Holding Company Act of 1956 by significantly expanding the range of permissible activities of banks and bank holding companies and permitting affiliations of banking, insurance and securities organizations.  The GLB Act included an extensive schedule of required implementing regulations over the 18 months following enactment, which will better define the law's scope and effect.  The Company continues to review the implications of the GLB Act on its business activities.

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

          Under the BHC Act, the Company must obtain prior Federal Reserve Board approval before the Company acquires direct or indirect ownership or control of 5% or more of the voting stock of any bank or bank holding company, or the Company merges or consolidates with another bank holding company.  Further, the bank holding company is generally prohibited from acquiring direct or indirect ownership or control of a company that is not a bank or bank holding company, unless (i) the Federal Reserve Board has, by order or regulation, determined that the proposed non-banking activity is so closely related to banking or managing or controlling banks as to be a proper incident thereto, or (ii) the Company elects to become a “financial holding company” under the GLB Act and the proposed non-banking activity is a “financial activity”, within the terms of the GLB Act, or an “incidental” or “complementary” activity, as determined by order or regulation of the Federal Reserve Board and the Office of the Comptroller of the Currency.  In reviewing any application or proposal by a bank holding company, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the community to be served, as well as the probable effect of the transaction upon competition.

          BANK REGULATION.  The banks are subject to detailed federal and state laws and regulation.  The national bank subsidiary of the Company is primarily supervised by the OCC, a bureau of the United States Department of the Treasury.  The OCC regularly examines national banks in such areas as reserves, loans, investments, trust services, management practices, compliance with the Community Reinvestment Act and other aspects of bank operations and policies.  These examinations are designed for the protection of the deposit insurance system and the enforcement of federal and state laws and regulations and not for the shareholders of the Company.  In addition to undergoing these regular examinations, national banks must furnish quarterly reports to the OCC containing detailed and accurate financial statements and schedules.

          Federal and state banking laws and regulations govern, among other things, the scope of a bank's business and investments a bank may make, reserves a bank must maintain, loans a bank may make and the collateral it takes, activities of banks with respect to mergers and consolidations and the establishment and closure of branches.  The OCC, in the case of national banks, is the primary federal regulatory authority under the Financial Institutions Supervisory Act, and is thereby provided authority under that Act to impose penalties, initiate civil and administrative actions and take other steps intended to prevent a bank from engaging in an unsafe or an unsound practice in the conduct of its business.

          With the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the Interstate Banking and Branching Efficiency Act of 1994 (“IBBEA”), Congress made comprehensive revisions to the bank regulatory and funding provisions of the Federal Deposit Insurance Act.  Under FDICIA and the IBBEA, the primary regulatory authorities are required to take “prompt corrective action” with respect to depository institutions insured by the FDIC that do not meet the criteria for classification as either “well capitalized” or “adequately capitalized,” based upon the institution's leverage ratio, risk–adjusted Tier 1 capital ratio and risk–adjusted total capital ratio.  As of December 31, 2000, all of the Company's banking subsidiaries were classified as “well capitalized.”  Under-capitalized depository institutions are subject to a wide range of limitations in operations and activities, including capital distributions, payment of management fees, and limitations upon institution growth.

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

          FDIC INSURANCE.  The FDIC insures deposits of the Banks up to the prescribed limit per depositor through the BIF, and the amount of FDIC assessments paid by each BIF member institution is based upon its relative risk of default as measured by regulatory capital ratios and other factors.  The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits.  Under current FDIC assessment guidelines, the Company expects that it will not incur any FDIC deposit insurance assessments during the next fiscal year, although the current system for assigning assessment risk classification to insured depository institutions is being reviewed by the FDIC and the deposit insurance assessments are subject to change.  The Company is subject to separate assessments to repay bonds (“FICO bonds”) issued in the late 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The assessment for the payments on the FICO bonds for the quarter beginning January 1, 2001 is 1.96 basis points for BIF-assessable deposits.  As of December 31, 2000, each of the Banks qualified for the lowest BIF assessment rate.

          FDIC insurance on deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured bank has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations as an insured bank, or has violated any applicable law, regulation, rule or order of or condition imposed by or written agreement entered into with the FDIC.

EXECUTIVE OFFICERS

          The executive officers of the Company are as follows:

Name	Age	Position
Donald R. Mengedoth	56	Chairman of the Board

Mark A. Anderson	44	President and Chief Executive Officer

Ronald K. Strand	54	Vice Chairman - Chief Operating Officer

David A. Lee	57	Vice Chairman - Regional Banking

Craig A. Weiss	39	Senior Vice President - Chief Financial Officer

Thomas R. Anderson	45	Senior Vice President - Treasury and Treasurer

Robert W. Jorgensen	53	Senior Vice President - Wyoming Region President

Keith A. Dickelman	46	Senior Vice President – Eastern Colorado Region President

Daniel M. Fisher	46	Chief Information Officer, President and Chief Executive Officer of Community First Service Corporation

Thomas E. Hansen	48	Senior Vice President - Central Region President

Bruce A. Heysse	49	Senior Vice President - Credit Administration

Thomas A. Hilt	58	Senior Vice President - Chief Administrative Officer

Gary A. Knutson	53	Senior Vice President - Eastern Region President

Charles A. Mausbach	49	Senior Vice President - Southwestern Region President

Harriette S. McCaul	50	Senior Vice President – Manager of Human Resources

Bradley J. Rasmus	39	Senior Vice President – Regional President

Patricia J. Staples	45	Senior Vice President – Director of Market Development

          Donald R. Mengedoth has been Chairman of the Board and a director of the Company since its organization in 1986.  Until March 1, 2000, he had also served as President and Chief Executive Officer of the Company.  Under an Employment Agreement entered into on March 1, 2000, Mr. Mengedoth will serve as Chairman of the Board of Directors from March 1, 2000 to December 31, 2002.  Mr. Mengedoth was Senior Vice President of First Bank System, Inc. (“FBS”), currently known as U.S. Bancorp, from 1982 to 1987 and has worked in the banking business since 1966, including management positions in retail banking operations, human resources and commercial lending.  From 1984 to 1987, Mr. Mengedoth was Regional Managing Director of FBS.  From 1979 to 1982, Mr. Mengedoth was Vice President - Operations for FBS.  Prior to that time, he was Senior Vice President of First Bank Milwaukee.  He is President of the American Bankers Association.

          Mark A. Anderson was appointed President and Chief Executive Officer of the Company on March 1, 2000.  He has been Vice Chairman - Corporate Services of the Company since October 1998, Chief Financial Officer, Secretary and Treasurer of the Company since it began operation in 1986 and Chief Information Officer since  February 1998.  He was Vice President and Regional Controller for FBS from 1984 to 1987.  From 1979 to 1984, he held various positions with FBS-affiliated banks in the finance and credit analysis areas.  Mr. Anderson is a Chartered Financial Analyst and a Certified Management Accountant.

          Ronald K. Strand was appointed Chief Operating Officer of the Company on March 1, 2000.  He had been Vice Chairman - Financial Services Division since October 1998.  Mr. Strand was Executive Vice President - Banking Group since February 1993 and  was previously Senior Vice President and Region Manager for South Dakota and North Dakota for the Company from January 1991 to February 1993.  Previously, Mr. Strand had been Vice President and Regional Manager for the Company and President, Chief Executive Officer and a director of the Company's affiliate bank in Wahpeton, North Dakota since 1988.  Prior to his affiliation with the Company, he served as President and Chief Executive Officer of Norwest Bank of North Dakota, N.A., Wahpeton, from 1985 until 1988.  He was employed by Norwest for a total of 15 years, having previously worked in Norwest banks in Jamestown, North Dakota, and Moorhead, Minnesota.

          David A. Lee was appointed Vice Chairman - Regional Banking on March 1, 2000.  He had been Executive Vice President of Regional Banking of the Company since October 1998.  Mr. Lee was previously Senior Vice President and Eastern Region Manager and had been a Region Manager of the Company since 1988.  He was President and Chief Executive Officer and a director of the Company's affiliate bank in Little Falls from 1987 to January 1991.  Mr. Lee held various positions with FBS from 1966 to 1987.

          Craig A. Weiss was appointed Chief Financial Officer on March 1, 2000 and has been Senior Vice President - Finance of the Company since February 1998.  He was previously Vice  President Finance of the Company from 1988 to 1997 and Finance and Accounting Manager from 1987 to 1988.  Prior to 1987, he was employed by First Bank System, most recently as a Regional Financial Analyst.  Mr. Weiss is a Certified Public Accountant.

          Thomas R. Anderson was appointed Treasurer of the Company on March 1, 2000 and has been Senior Vice President - Treasury since February 1998.  He was previously Vice President/Funds Manager of the Company from 1988 to 1997 and Funds Management Officer from 1987 to 1988.  Prior to 1987, he was employed by Norwest Corporation for seven years, most recently as a Senior Financial Analyst.

          Robert W. Jorgensen has been Senior Vice President - Wyoming Region President since January 1999.  He was previously President of Community First National Bank, Paynesville, Minnesota from 1989 to 1998.

          Keith A. Dickelman has been Senior Vice President - Eastern Colorado Region President since January 1998.  He was previously President of Community First National Bank, Fergus Falls, Minnesota from 1995 to 1997 and from 1992 to 1995 served as a Senior Loan Officer and Senior Vice President of Community First National Bank, Fargo, North Dakota.

          Daniel M. Fisher was appointed Chief Information Officer of the Company on March 1, 2000.  He has been President and Chief Executive Officer of Community First Service Corporation since October 1998 and previously served as Executive Vice President - Bank Operations at the subsidiary.  Mr. Fisher was previously District Manager and Senior Vice President of Fiserv Inc., a financial services data and item processor from October 1996 to September 1998.  Prior to that, he served as Senior Vice President and Operations Manager of Norwest Bank Minnesota, N.A. from August 1988 to October 1996.

          Thomas E. Hansen has been Senior Vice President - Central Region President since April 1993.  He also served as President, Chief Executive Officer and a director of the Company's affiliate bank in Fargo, North Dakota from April 1993 to December 1996.  Previously, he was employed by Norwest Bank Fargo for 19 years, most recently as President.

          Bruce A. Heysse was appointed Senior Vice President – Credit Administration in February 2001.  Previously he was Senior Vice President  - Acquisitions and Integration from July 1996 to January 2001. He was Senior Vice President and Integration Manager of the Company from November 1995 to June 1996.  He was Vice President and Senior Credit Officer of the Company from 1987 to November 1995.  He began his banking career at the Company's affiliate bank in Wahpeton, North Dakota, and had a total of 11 years of banking experience prior to joining the Company.

          Thomas A. Hilt has been Senior Vice President - Chief Administrative Officer of the Company since 1987 and President of Community First Service Corporation, the Company's data processing subsidiary, since 1988.  He was Vice President and Manager - Operations Support for the Regional Division of FBS from 1984 to 1987.  Prior to 1984, he held various positions with FBS since 1967, including responsibility for systems development, programming, audit and examination functions.

          Gary A. Knutson has been Senior Vice President - Eastern Region President since July, 1996 and previously was Senior Vice President and Western Region Manager of the Company since September 1993.  He was President, Chief Executive Officer and a director of the Company's affiliate bank in Wahpeton, North Dakota from January 1991 to September 1993.  He began his banking career at the Company's affiliate bank in Lidgerwood, North Dakota, and had a total of 14 years of banking experience prior to joining the Company.

          Charles A. Mausbach has been Senior Vice President - Southwestern Region President since March1998.  He was President of Community First National Bank, Worthington, Minnesota from October 1992 to February 1998.

          Harriette S. McCaul, Ph.D., has been Senior Vice President – Manager of Human Resources since February 1997.  Previously, she was the Dean of the College of Business Administration at North Dakota State University in Fargo, North Dakota.  She joined NDSU in 1983 and held various teaching and administrative positions in the Business Department and human resources area.  Prior to that time, she was an instructor at Moorhead State University, Moorhead, Minnesota, and the director of faculty and staff benefits at the University of Kansas.

          Bradley J. Rasmus was appointed Senior Vice President – Regional President in February 2001.  Previously he was Senior Vice President - Financial Services from February 1999 to January 2001.  He was previously Vice President & Financial Services Sales Manager.  Mr. Rasmus has been employed with the Company since 1995.  From 1992 until 1995, he was Regional Vice President of Account Development for Richard Leahy Corporation, a financial services company.

          Patricia J. Staples has been Senior Vice President – Director of Market Development since July 1994.  She is also a director of Community First Service Corporation.  Previously, Ms. Staples was employed as the public relations manager with MeritCare Health System in Fargo, North Dakota for 10 years.

          ELECTION.  The Company's officers are elected by the Board of Directors.  The officers serve until their successors are elected or until their earlier resignation, removal or death.

ITEM 2.  PROPERTIES

          In January 1996, the Company formed a new subsidiary, Community First Properties, Inc. (“CFPI”), for the purpose of acquiring and owning the space currently occupied by the Company.  CFPI owns all of the portions of the office building not owned by the Company's Bank subsidiary at 520 Main Avenue, Fargo, North Dakota.

          The Company maintains its offices at 520 Main Avenue, Fargo, North Dakota, consisting of approximately 45,000 square feet at an annual rental of $615,000, payable to its subsidiary, CFPI.  The Company believes these facilities will be adequate for the foreseeable future.  The Company also utilizes office space at affiliate banks located in Denver, Colorado and Cheyenne, Wyoming as well as leasing approximately 4,000 square feet of office space in Phoenix, Arizona at an annual rental of approximately $89,000.  Each of the Banks owns its main office and those of its branches, and these facilities range in size from approximately 1,200 to 36,000 square feet.  During 1997, the Company constructed and owns a 47,000 square foot two-story building in Fargo, North Dakota which is leased to CFSC.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Information as to the principal market on which the Company's common stock is traded, market price information for the common stock of the Company, the approximate number of holders of record as of the most recent practicable date, and the Company's dividend policy is incorporated herein by reference from the inside back cover of the 2000 Annual Report to Shareholders, and attached hereto as Exhibit 13.1.

ITEM 6.  SELECTED FINANCIAL DATA

          Selected financial data for the five years ended December 31, 2000, consisting of data captioned “Financial Highlights” on page 2 of the 2000 Annual Report to Shareholders, “Consolidated Statement of Condition—Five-Year Summary” on page 44 of the Annual Report and “Consolidated Statement of Income-Five Year Summary” on page 45 of the Annual Report are incorporated herein by reference, and attached hereto as Exhibit 13.1.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 26 of the 2000 Annual Report to Shareholders is incorporated hereby by reference, and attached hereto as Exhibit 13.1.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information set forth on pages 15 through 26 of the 2000 Annual Report to Shareholders under the caption “Management's Discussion and Analysis - Results of Operations, Financial Condition and  Asset/Liability Management” is incorporated herein by reference, and attached hereto as Exhibit 13.1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Statements of Financial Condition of the Company as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Shareholders' Equity and Cash Flows for each of the three years ended December 31, 2000, the Notes to the Consolidated Financial Statements and the Report of Ernst & Young LLP, independent auditors, contained in the Company's 2000 Annual Report to Shareholders on pages 27 through 43 are incorporated herein by reference, and attached hereto as Exhibit 13.1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information set forth in the Company's 2001 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.  Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

          The information set forth in the 2001 Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference, except that information under the captions “Compensation Committee Report on Executive Compensation” and “Comparative Stock Performance” is not so incorporated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information set forth in the 2001 Proxy Statement under the caption “Security Ownership of Principal Shareholders and Management” is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information set forth in the 2001 Proxy Statement under the caption “Certain Transactions” is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM8-K

(a)	DOCUMENTS FILED AS PART OF THIS FORM 10-K:
	1.	FINANCIAL STATEMENTS. See Item 8, above and Exhibit 13.1.
	2.	FINANCIAL STATEMENT SCHEDULES. All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
	3.	PRO FORMA FINANCIAL INFORMATION. None.
(b)	REPORTS ON FORM 8-K.
None.
(c)	EXHIBITS.

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated as of June 25, 1996 between the Registrant and Mountain Parks Financial Corp. (incorporated by reference to the Appendix to the Registrant's Joint Proxy Statement with Mountain Parks Financial Corp. included in the Registration Statement on Form S-4 [File No. 333-14439], as declared effective by the Commission on November 7, 1996).

2.2	Stock Purchase Agreement dated as of February 18, 1997 by and among the Registrant, KeyCorp and Key Bank of the Rocky Mountains, Inc. (incorporated by reference to Exhibit 2.8 to the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission as of May 8, 1997 [the “1996 Form 10-K”])

2.3	Restated Agreement and Plan of Merger dated as of August 22, 1997, including Agreement and First Amendment to Agreement dated as of the same date, between the Registrant and First National Summit Bankshares, Inc. (incorporated by reference to Appendices A and B to the Proxy Statement-Prospectus contained in the Registrant's Registration Statement on Form S-4 [File No. 333-38997] filed with the Commission on October 29, 1997).

2.4	Restated Agreement and Plan of Merger dated as of August 28, 1997 between the Registrant and Republic National Bancorp, Inc. (incorporated by reference to Appendix A to the Proxy Statement-Prospectus contained in the Registrant's Registration Statement on Form S-4 [File No. 333-38225] filed with the Commission on October 20, 1997).

2.5	Office Purchase and Assumption Agreement dated as of the 10th day of September, 1997 by and between Bank One, Arizona, National Association, Bank One, Colorado, National Association, Bank One, Utah, National Association and the Registrant, (incorporated by reference to Exhibit 2.6 to the Registrant's Registration Statement on Form S-4 [File No. 333-36091], filed with the Commission on September 22, 1997).

2.6	Agreement and Plan of Merger dated as of November 6, 1997, among the Registrant, Community First National Bank and Pioneer Bank of Longmont (the “Parties”)(incorporated by reference to Exhibit 2.7 to the Registrant's Registration Statement on Form S-4 [File No. 333-37527], filed with the Commission on November 21, 1997), and as amended by First Amendment to Agreement and Plan of Merger dated as of the 19th day of December, 1997, by and among the Parties (incorporated by reference to Appendix B to the Proxy Statement-Prospectus contained in the Registrant's Registration Statement on Form S-4 [File No. 333-48825] filed with the Commission on March 31, 1998).

2.7	Agreement and Plan of Merger dated as of January 8, 1998 by and between the Registrant and Community Bancorp, Inc. (incorporated by reference to Exhibit 2.14 to the Registrant's Registration Statement on Form S-4 [File No. 333-49367] filed with the Commission on June 9, 1998 (the “June 1998 Form S-4”)), and as amended by First Amendment to Agreement and Plan of Merger, dated as of the 9th day of March, 1998, between the Registrant and Community Bancorp, Inc. (incorporated by reference to Exhibit 2.15 to the June 1998 Form S-4).

2.8	Agreement and Plan of Merger dated as of April 2, 1998 between the Registrant and Western Bancshares of Las Cruces, Inc. (incorporated by reference to Exhibit 2.16 to the June 1998 Form S-4).

2.9	Agreement and Plan of Merger dated as of May 18, 1998 between the Registrant and Guardian Bancorp. (incorporated by reference to Exhibit 2.17 to the June 1998 Form S-4).
2.10	Agreement and Plan of Merger dated as of January 12, 1998 between the Registrant and FNB, Inc. (incorporated by reference to Exhibit 2.16 to the June 1998 Form S-4).
2.11	Agreement and Plan of Merger dated as of May 10, 1999 between the Registrant and Valley National Corporation (incorporated by reference to Appendix A to the Registrant's Registration Statement on Form S-4 [File No. 333-84843], as amended, filed with the Commission on August 31, 1999.

2.12	Agreement and Plan of Merger dated as of July 26, 1999, between the Registrant and River Bancorp, Inc., (incorporated by reference to Exhibit 2.12 to the 2000 10-K) including Assignment and First Amendment to Agreement and Plan of Merger dated as of November 30, 1999.

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the 1996 Form 10-K), as amended by a Certificate of Amendment to the Registrant's Certificate of Incorporation as filed with the Delaware Secretary of State on May 7, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998 [the “1998 Form 10-K”]).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 [File No. 33-41246], as declared effective by the Commission on August 13, 1991 [the “1991 S-1”]).

4.1	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit A to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, filed with the Commission on January 9, 1995 [the “Form 8-A”]).

4.2	Form of Rights Agreement dated as of January 5, 1995, between the Registrant, and Norwest Bank Minnesota, National Association (“Norwest Bank”), which includes as Exhibit B thereto the form of Rights Certificate (incorporated by reference to Exhibit 1 to the Form 8-A.)

4.3	Subordinated Indenture dated February 5, 1997, between the Registrant and Wilmington Trust Company, as Indenture Trustee, including form of Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 [File No. 333-19921] filed with the Commission as of January 30, 1997 [the “1997 CFB Capital I Form S-3”]).

4.4	Amended and Restated Trust Agreement of CFB Capital I dated February 5, 1997, including Form of Capital Security Certificate of CFB Capital I (incorporated by reference to Exhibit 4.5 to the 1997 CFB Capital I Form S-3).

4.5	Capital Securities Guarantee Agreement dated as of February 5, 1997, between the Registrant and Wilmington Trust Company as Trustee (incorporated by reference to Exhibit 4.7 to the 1997 CFB Capital I Form S-3).

4.6	Indenture dated June 24, 1997 relating to the Registrant's 7.30% Subordinated Notes Due 2004 (the “New Notes”) between the Registrant and Norwest Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 [File No. 333-36091] as declared effective by the Commission on November 10, 1997 [the “1997 Subordinated Note Form S-4”]).

4.7	Subordinated Indenture dated December 10, 1997, between the Registrant and Wilmington Trust Company, as Indenture Trustee, including form of Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 [File No. 333-37521] as declared effective by the Commission on December 4, 1997 [the “1997 CFB Capital II Form S-3”]).

4.8	Amended and Restated Trust Agreement of CFB Capital II dated December 10, 1997, including Form of Capital Security Certificate of CFB Capital II (incorporated by reference to Exhibit 4.5 to the 1997 CFB Capital II Form S-3).

4.9	Capital Securities Guarantee Agreement dated as of December 10, 1997, between the Registrant and Wilmington Trust Company as Trustee (incorporated by reference to Exhibit 4.7 to the 1997 CFB Capital II Form S-3).

10.1	2000 Annual Incentive Plan for Holding Company Management.*
10.2	Restated 1987 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-8 [File No. 33-46744], as declared effective by the Commission on May 6, 1992).*

10.3	Form of Tax Sharing Agreement between the Registrant and each of its subsidiary Banks (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 [the “1995 Form 10-K”]).

10.4	Form of Service Agreement for Data Processing between Community First Service Corporation and each of the subsidiary Banks of the Registrant (incorporated by reference to Exhibit 10.4 to the 1995 Form 10-K).

10.5	Form of Bank Services Agreement between the Registrant and each of its subsidiary Banks (incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K).
10.6	Form of Agency Agreement between the Registrant and each of its subsidiary Banks, and Assignment of Agency Agreement and Second Assignment of Agency Agreement, which assign the Registrant's interest in the Agency Agreement to Community First Financial, Inc. (relating to the Registrant's subsidiary Banks) (incorporated by reference to Exhibit 10.6 to the 1995 Form 10-K).

10.7	Lease dated April 27, 1993, between Community First Properties, Inc. (formerly Fargo Tower Partners) and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

10.8	Promissory Note dated July 14, 1997 (Term Note) in the principal amount of $30,000,000, issued to Norwest Bank, as Agent, on behalf of Harris Trust and Savings Bank (“Harris”), Bank of America National Trust and Savings Association (“Bank of America”) and Norwest (incorporated by reference to Exhibit 10.8 to Registrant's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 21, 1997 [the “1997 Form 10-K”]).

10.9	Promissory Notes dated July 14, 1997 (Current Notes), each in the principal amount of $8,333,333.33, issued to each of Harris, Bank of America and Norwest (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-K).

10.10	Credit Agreement dated July 14, 1997 among the Company, Harris, Bank of America, Norwest as a lender, and Norwest as Agent (incorporated by reference to Exhibit 10.10 to the 1997 Form 10-K).
10.10.1	Amended and Restated Credit Agreement dated as of April 30, 1999 between the Company, Harris Trust and Savings Bank and Wells Fargo National Association.
10.10.2	First Amendment dated April 21, 2000 to Amended and Restated Credit Agreement dated April 30, 1999 between the Company and Harris Trust and Savings Bank and Wells Fargo National Association.
10.10.3	Second Amendment dated December 22, 2000 to Amended and Restated Credit Agreement dated as of April 30, 1999 between the Company and Harris Trust and Savings Bank and Wells Fargo National Association.
10.10.4	Current note dated December 22, 2000 in the principal amount of 35,000,000 issued to Wells Fargo Bank Minnesota, National Association.
10.11	Form of Indemnification Agreement entered into by and between the Registrant and the Registrant's officers and directors (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 [the “1992 Form 10-K”]).

10.12	1996 Stock Option Plan, as approved by the Board of Directors on February 6, 1996 (incorporated by reference to Exhibit 10.15 to the 1995 Form 10-K),and as amended by resolution of the Board of Directors on February 1, 1999 (incorporated by reference to Exhibit 10.12 to the 1998 Form 10-K).

10.13	Supplemental Executive Retirement Plan, effective as of August 1, 1995 (incorporated by reference to Exhibit 10.13 to the 1997 Form 10-K).*
10.14	Registrant's Deferred Compensation Plan for Members of the Board of Directors, effective August 1, 1993, including First Amendment to the Registrant's Deferred Compensation Plan for Members of the Board of Directors, effective as of February 1, 1999 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 [the “1998 Form 10-K”]).

10.15.1	Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Donald R. Mengedoth (incorporated by reference to Exhibit 10.15.1 to the 1998 Form 10-K).*
10.15.2	Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Mark A. Anderson (incorporated by reference to Exhibit 10.15.2 to the 1998 Form 10-K).*
10.15.3	Form of Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Messrs. David A. Lee, Ronald K. Strand and Bruce A. Heysse (incorporated by reference to Exhibit 10.15.3 to the 1998 Form 10-K).*

10.15.4	Form of Change in Control Severance Agreement dated December 1, 1998 between the Registrant and Registrant's executive officers (incorporated by reference to Exhibit 10.15.4 to the 1998 Form 10-K).*
10.15.5	Amended and Restated Employment Agreement dated July 1, 1999, among Valle de Oro Bank, N.A., Valley National Corporation and William V. Ehlen, assumed by the Registrant effective October 7, 1999 (incorporated by reference to Exhibit 10.15.5 to the 2000 Form 10-K).*

10.15.6	Salary Continuation Agreement dated January 10, 1996, by and between Valle de Oro Bank, N.A. and William V. Ehlen, assumed by the Registrant effective October 7, 1999. (incorporated by reference to Exhibit 10.15.6 to the 2000 Form 10-K)*

10.15.7	Employment Agreement made as of the 1st day of March, 2000, between the Registrant and Donald R. Mengedoth (Incorporated by reference to Exhibit 10.15.17 to the 1999 Form 10-K).*
10.16	Plan of Reorganization and Merger Agreement dated as of May 31, 2000 by and between Community First National Bank, Phoenix, Arizona, Community First National Bank, Spring Valley, California, Community First National Bank, Fort Morgan, Colorado, Community First National Bank, Decorah, Iowa, Community First National Bank, Fergus Falls, Minnesota, Community First National Bank, Alliance, Nebraska, Community First National Bank, Las Cruces, New Mexico, Community First National Bank, Salt Lake City, Utah, Community First National Bank, Spooner, Wisconsin, Community First National Bank, Cheyenne, Wyoming and Community First National Bank, Fargo, North Dakota.

10.17	Credit Agreement dated as of December 22, 2000 between the Company and Harris Trust and Savings Bank.
10.18	Subordinated Term Note dated December 22, 2000 in the principal amount of $25,000,000 issued to Harris Trust and Savings Bank.
10.19	Plan of Reorganization and Merger Agreement dated as of December 31, 2000 by and between Community First State Bank, a South Dakota banking corporation and Community First National Bank, a national banking association.

13.1	Annual Report to Shareholders.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.

*Executive compensation plans and arrangements.

SIGNATURES

          Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.
(“Registrant”)
Dated: March 26, 2001	By /s/ Mark A. Anderson
Mark A. Anderson
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Donald R. Mengedoth	March 22, 2001
Donald R. Mengedoth
Chairman of the Board of Directors

/s/ Mark A. Anderson	March 26, 2001
Mark A. Anderson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Craig A. Weiss	March 26, 2001
Craig A. Weiss
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Patrick E. Benedict	March 26, 2001
Patrick E. Benedict, Director

/s/ Patrick Delaney	March 26, 2001
Patrick Delaney, Director

/s/ John H. Flittie	March 23, 2001
John H. Flittie, Director

/s/ Darrell G. Knudson	March 26, 2001
Darrell G. Knudson, Director

/s/ Dennis M. Mathisen	March 23, 2001
Dennis M. Mathisen, Director

/s/ Marilyn R. Seymann	March 26, 2001
Marilyn R. Seymann, Director

/s/ Harvey L. Wollman	March 26, 2001
Harvey L. Wollman, Director

/s/ Annette Quintana	March 23, 2001
Annette Quintana, Director