Form 10-Q
period 2001-03-31
COMMUNITY FIRST BANKSHARES INC
filed 2001-05-09
CIK 857593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to____________

Commission file number   0-19368

COMMUNITY FIRST BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-0391436
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

520 Main Avenue
Fargo, ND	58124
(Address of principal executive offices)	(Zip Code)

(701) 298-5600
(Registrant’s telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒ NO ☐

At May 8, 2001, 41,154,249 shares of Common Stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2001

COMMUNITY FIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31,	December 31,
(Unaudited)	2001	2000
ASSETS
Cash and due from banks	$222,669	$256,136
Federal funds sold and securities purchased under
agreements to resell	4,450	-
Interest-bearing deposits	1,430	1,110
Available-for-sale securities	1,616,761	1,714,510
Held-to-maturity securities (fair value: 3/31/01 -
$74,081, 12/31/00 - $73,222)	74,081	73,222
Loans	3,750,323	3,738,202
Less: Allowance for loan losses	(52,497)	(52,168)
Net loans	3,697,826	3,686,034
Bank premises and equipment, net	123,100	121,675
Accrued interest receivable	47,697	52,494
Intangible assets	106,637	114,971
Other assets	73,266	69,577
Total assets	$5,967,917	$6,089,729
LIABILITIES AND SHAREHOLDERS EQUITY
Deposits:
Noninterest-bearing	$461,564	$500,834
Interest-bearing:
Savings and NOW accounts	2,304,056	2,349,606
Time Accounts over $100,000	748,514	672,968
Other time accounts	1,413,335	1,496,483
Total deposits	4,927,469	5,019,891
Federal funds purchased and securities sold under
agreements to repurchase	249,296	205,758
Other short-term borrowings	125,582	203,952
Long-term debt	119,272	123,957
Accrued interest payable	43,358	45,489
Other liabilities	33,309	25,251
Total liabilities	5,498,286	5,624,298
Company-obligated mandatorily redeemable
preferred securities of CFB Capital I & II	120,000	120,000
Shareholders' equity:
Common stock, par value $.01 per share:
Authorized Shares – 80,000,000
Issued Shares – 51,021,896	510	510
Capital surplus	192,368	192,368
Retained earnings	315,061	315,091
Unrealized gain (loss) on available-for-sale
securities, net of tax	1,806	(9,486)
Less cost of common stock in treasury -
March 31, 2001 – 9,552,105 shares
December 31, 2000 – 9,155,144 shares	(160,114)	(153,052)
Total shareholders' equity	349,631	345,431
Total liabilities and shareholders' equity	$5,967,917	$6,089,729
See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31,
(Dollars in thousands, except per share data)
(Unaudited)	2001	2000
Interest income:
Loans	$87,521	$84,985
Investment securities	27,556	32,226
Interest-bearing deposits	62	68
Federal funds sold and resale agreements	36	151
Total interest income	115,175	117,430
Interest expense:
Deposits	42,331	37,880
Short-term and other borrowings	5,564	9,688
Long-term debt	2,193	1,367
Total interest expense	50,088	48,935
Net interest income	65,087	68,495
Provision for loan losses	5,617	4,990
Net interest income after provision for loan losses	59,470	63,505
Noninterest income:
Service charges on deposit accounts	9,453	9,663
Insurance commissions	3,050	2,409
Fees from fiduciary activities	1,506	1,497
Security sales commissions	1,076	1,961
Net gain on sales of available-for-sale securities	484	4
Other	3,723	2,951
Total noninterest income:	19,292	18,485
Noninterest expense:
Salaries and employee benefits	28,007	27,186
Net occupancy	8,187	8,150
FDIC insurance	242	274
Legal and accounting	835	801
Other professional service	1,314	1,037
Restructuring charge	7,656	-
Data processing	890	1,136
Company-obligated mandatorily redeemable preferred
securities of CFB Capital I & II	2,561	2,561
Amortization of intangibles	2,601	2,623
Other	10,722	10,379
Total noninterest expense	63,015	54,147

Income before income taxes	15,747	27,843
Provision for income taxes	5,519	9,180
Net income	$10,228	$18,663

	For the Three Months Ended
	March 31,
(Dollars in thousands, except per share data)
(Unaudited)	2001	2000

Earnings per common and common equivalent share:
Basic net income	$0.25	$0.37
Diluted net income	$0.24	$0.37

Average common shares outstanding:
Basic	41,590,689	50,312,866
Diluted	41,997,381	50,613,345

Dividends per share	$0.16	$0.15

STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31

(Dollars in thousands, except per share data) (Unaudited)	2001	2000

Net income	$10,228	$18,663
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	11,582	(7,174)
Less: Reclassification adjustment for gains
included in net income	(290)	(2)
Other comprehensive income	11,292	(7,176)
Comprehensive income	$21,520	$11,487

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31
(In thousands)
(Unaudited)	2001	2000
Cash flows from operating activities:
Net income	$10,228	$18,663
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	5,617	4,990
Depreciation	3,326	3,712
Amortization of intangibles	2,601	2,623
Net of amortization of premiums (discounts) on securities	(191)	131
Decrease in interest receivable	4,797	827
Decrease in interest payable	(2,131)	(141)
Other - net	2,716	(2,100)
Net cash provided by operating activities	26,963	28,705

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits	(320)	1,628
Purchases of available-for-sale securities	(219,749)	(53,500)
Maturities of available-for-sale securities	312,881	59,037
Sales of available-for-sale securities, net of gains	23,486	6,760
Purchases of held-to-maturity securities	(859)	(849)
Net increase in loans	(17,409)	(236)
Net increase in bank premises and equipment	(4,751)	(1,373)
Net cash provided by investing activities	93,279	11,467

Cash flows from financing activities:
Net decrease in demand deposits, NOW
accounts and savings accounts	(84,820)	(39,087)
Net (decrease) increase in time accounts	(7,602)	36,077
Net decrease in short-term & other borrowings	(34,832)	(47,994)
Net decrease in long-term debt	(4,685)	(5,658)
Purchase of common stock held in treasury	(11,829)	(1,420)
Sale of common stock held in treasury	1,165	3,408
Common stock dividends paid	(6,656)	(7,569)
Net cash used in financing activities	(149,259)	(62,243)
Net decrease in cash and cash equivalents	(29,017)	(22,071)
Cash and cash equivalents at beginning of period	256,136	251,826
Cash and cash equivalents at end of period	$227,119	$229,755

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

Note A - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the 'Company'), its wholly-owned data processing, credit origination, insurance agency and properties subsidiaries, and its wholly-owned subsidiary bank, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.

      Earnings Per Common Share

             Basic earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.

             Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  The weighted average number of shares of common stock outstanding is increased by the number of shares of common stock that would be issued assuming the exercise of stock options and warrants during each period.  Such adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per share.

Note B – RESTRUCTURING CHARGE

On March 22, 2001, the Company announced a restructuring charge related to a series of strategic initiatives designed to improve customer service and strengthen the Company’s position as a provider of diversified financial services. The Company has designated each of its offices as either a Regional Financial Center or a Community Financial Center.  Regional Financial Centers are those locations exhibiting strong commercial banking potential, while, Community Financial Centers offer greater retail opportunities.  As a consequence of the new delivery structure, the Company entered into sales agreements to sell 12 offices and will close an additional nine offices, resulting in a one-time after-tax charge against earnings of $5.1 million, or approximately $0.12 per share, on a diluted basis.   The restructuring charge included approximately $3.1 million related to asset write-down, data processing, and legal and accounting fees.  Additionally the Company recorded an after-tax expense of approximately $2.0 million to provide for severance related costs associated with the early-out and reduction-in-force programs.

During the quarter, the Company completed the consolidation of all banking offices into one nationally chartered institution and announced the implementation of a centralized consumer credit process.

Note C – BUSINESS DIVESTITURES

On March 22, 2001, the Company announced an agreement to sell eight Arizona branches to The Stockmen’s Bank, Kingman, Arizona.  The branches, located in Ajo, Bagdad, Duncan, Gila Bend, Morenci, Patagonia, Sacaton and Yarnell, Arizona, have assets of approximately $98 million.  The transaction is subject to regulatory approval and is expected to close in the second quarter of 2001.

On March 22, 2001, the Company announced an agreement to sell three Nebraska branches to Security First Bank, Sidney, Nebraska. The branches, located in Cody, Merriman and Thedford, Nebraska, have assets of approximately $19 million.  The transaction is subject to regulatory approval and is expected to close in the third quarter of 2001.

On March 22, 2001, the Company announced an agreement to sell its Hankinson, North Dakota branch to Lincoln State Bank, Hankinson, North Dakota.  The branch has assets of approximately $5 million.  The transaction is subject to regulatory approval and is expected to close in the third quarter of 2001.

Note D – ACCOUNTING CHANGES

Effective January 1, 2001, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure.  The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation.  As of March 31, 2001 and December 31, 2000, the Company had no derivative instruments outstanding.

Note E- INVESTMENTS

      The following is a summary of available-for-sale and held-to-maturity securities at March 31, 2001 (in thousands):

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States Treasury	$76,947	$1,851	$-	$78,798
United States Government agencies	363,246	3,392	310	366,328
Mortgage-backed securities	959,310	8,771	1,531	966,550
Collateralized mortgage obligations	6,541	56	8	6,589
State and political securities	110,715	1,376	404	111,687
Other securities	97,035	889	11,115	86,809
	$1,613,794	$16,335	$13,368	$1,616,761

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other securities	$74,081	-	-	$74,081
	$74,081	$-	$-	$74,081

        Proceeds from the sale of available-for-sale securities during the three months ended March 31, 2001 and 2000 were $23,970,000 and $6,764,000, respectively.  Gross gains of $516,000 and $5,000 were realized on sales during 2001 and 2000, respectively.  Gross losses of $32,000 and $1,000 were realized on sales during 2001 and 2000, respectively.  Gains and losses on disposition of these securities were computed using the specific identification method.

Note F - LOANS

The composition of the loan portfolio at March 31, 2001 was as follows (in thousands):

Real estate	$1,474,283
Real estate construction	493,082
Commercial	850,303
Consumer and other	689,693
Agriculture	242,962
3,750,323
Less allowance for loan losses	(52,497)
Net loans	$3,697,826

Note G - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk.  These financial instruments include commitments to extend credit and letters of credit.  The contract or notional amounts of these financial instruments at March 31, 2001 were as follows (in thousands):

Commitments to extend credit	$682,492
Letters of credit	26,492

Note H - SUBORDINATED NOTES

Long-term debt at March 31, 2001 included $60 million of 7.30% Subordinated Notes issued in June 1997.  These notes are due June 30, 2004, with interest payable semi-annually.  At March 31, 2001, $36 million qualified as Tier 2 capital. At March 31, 2001, a subsidiary bank $25 million unsecured subordinated term note payable, maturing on December 22, 2007, qualified as parent company Tier II capital under the Federal Reserve Board guidelines.  The subsidiary bank note bears an interest rate of LIBOR, plus 140 basis points.

Note I - INCOME TAXES

        The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

For the three months ended,
March 31, 2001
35% of pretax income	$5,566
State income tax, net of federal tax benefit	396
Tax-exempt interest	(1,325)
Amortization of goodwill	227
Other	655
Provision for income taxes	$5,519

Note J - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31 (in thousands)	2001	2000
Unrealized gain (loss) on available-for-sale securities	$18,678	$11,791

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

        The following is a discussion of the Company’s financial condition as of March 31, 2001 and December 31, 2000, and its results of operations for the three month periods ended March 31, 2001 and 2000.

Strategic Initiatives

On March 22, 2001 the Company announced a series of strategic initiatives designed to improve customer service and strengthen its position as a provider of diversified financial services.   Initiatives included a redefinition of the Company’s delivery model and the sale or closure of banking offices.

In an effort to properly align resources with market opportunities and provide the delivery support structure to optimize individual market potential each of the Company’s offices was redefined as either a Regional Financial Center or a Community Financial Center.  Regional Financial Centers are those locations exhibiting strong commercial banking potential; requiring a broader based support structure.  Community Financial Centers, which are less geographically concentrated, typically offer greater retail opportunities, including emphasis on insurance and investment product sales.

In conjunction with the restructuring of the banking network, the Company announced agreements to sell 12 offices and close nine additional offices.  Offices to be sold, in three separate transactions, include eight Arizona offices, three Nebraska offices and one office in North Dakota.  Four of the nine offices slated for closure are located in communities where the Company maintains one or more additional offices, thus continuing to serve those customers from existing locations.

In preparation for the sale of the eight Arizona offices, the Company charged off its largest non-performing asset, a credit facility that was in the Arizona bank at the time the Arizona bank was acquired by the Company.  To maintain the current loan loss reserve level, the Company recorded a special loan loss provision equal to the amount of the charge-off.  The special provision of $2.4 million, or approximately $0.04 per share after tax was recorded during the first quarter.

The announced initiatives resulted in changes in staffing needs within the Company.  To accommodate these, the Company made available an early-out program that was accepted by 21 eligible management personnel.

As a result of these initiatives, the Company recorded a one-time after-tax restructuring charge totalling $5.1 million.  The charge was recorded during the first quarter and represents approximately $0.12 per share.

Under the redesigned delivery structure, the Company will implement a centralized consumer credit process. Once fully operational, the central structure will offer a complete range of decision, origination, documentation and collection services to all Company offices through a Fargo, North Dakota location.

During the first quarter, the Company completed the consolidation of its South Dakota state chartered bank into its national chartered bank.  As a result of the consolidation, all banking operations are conducted under a single national charter.

Overview

             For the three months ended March 31, 2000, net income was $10.2 million, a decrease of $8.5 million or 45.5% from the $18.7 million during the 2000 period.  Basic earnings per common share for the three months ended March 31, 2001 were $0.25, compared to $0.37 in the same in 2000.  Diluted earnings per share for the three months ended March 31, 2001 were $0.24.  The decrease is principally due to a one-time after-tax charge of $5.1 million, or 12 cents per share, to account for the financial impact of a restructuring charge recorded in the first quarter of 2001 and, the write-off of the Company’s largest non-performing loan and recognize a special loan loss provision equal to the amount of the write-off of $1.5 million after-tax, or 4 cents per share.  Excluding the one-time charge and the special loan loss provision, diluted earnings per share would have been 40 cents per share.

Return on average assets and return on common equity for the three months ended March 31, 2001 were 0.69% and 11.92%, respectively, as compared to the 2000 ratios of 1.20% and 18.53%.  The decrease in return on assets and return on equity is principally due to a reduction in net income.  However, the reduction in average common shares outstanding, as a result of the Company’s stock repurchase initiative, has had an offsetting, positive impact on return on equity.   Return on average assets and return on average common equity, exclusive of the one-time charge and the special loan loss provision, would have been 1.14% and 19.58%, respectively.

Results of Operations

        Net Interest Income

Net interest income for the three months ended March 31, 2001 was $65.1 million, on a tax-equivalent basis, a decrease of $3.4 million, or 5.0%, from the net interest income of $68.5 million earned during the 2000 period. The decrease was principally due to the combination of a $2.3 million reduction in interest income and a $1.2 million increase in interest expense resulting from a $243 million reduction in average assets, coupled with an 4 basis point decrease in net interest margin.  The net interest margin of 4.96% for the period ended March 31, 2001 was down from 5.00% for the 2000 period.

        Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2001 was $5.6 million, an increase of $627,000, or 12.6%, from the $5.0 million provision during the 2000 period. The increase is principally due to the $2.4 million special loan loss provision recorded to reflect the charge-off of the Company’s largest non-performing asset, an Arizona based credit facility that was in place when the Company acquired its initial Arizona operation in 1997; and the Company’s objective of maintaining adequate reserve levels.

        Noninterest Income

Noninterest income for the three months ended March 31, 2001 was $19.2 million, an increase of $807,000, or 4.4%, from the 2000 level of $18.5 million. The increase was principally due to a $641,000 or 26.6% increase in insurance commissions and a $484,000 gain on the sale of investment securities.  Investment sales commissions for the 2001 period were $1.1 million, a decrease of $885,000, or 45.1% from the prior period, due principally to the downturn in stock markets.

        Noninterest Expense

             Noninterest expense for the three months ended March 31, 2001 was $63.0 million, an increase of $8.9 million, or 16.5%, from the level of $54.1 million during the 2000 period. The increase was principally due to the $7.7 million one-time restructuring charge.  During the first quarter of 2001, the Company recorded a $462,000 early payment penalty, when it elected to payoff various Federal Home Loan Bank borrowings, which carried higher than market interest rates.

        Provision for Income Taxes

        The provision for income taxes for the three months ended March 31, 2001 was $5.5 million, a decrease of $3.7 million, or 40.2%, from the 2000 level of $9.2 million, due primarily to the decrease in pre-tax net income as a result of the one-time restructuring charge and the special loan loss provision.  The effective tax rate for the three months ended March 31, 2002 was 208 basis points higher than the corresponding period in 2000 as a result of the one-time restructuring charge recorded in the current quarter, which included the write-off of various non-deductible intangible assets.

Financial Condition

        Loans

        Total loans were $3.7 billion at March 31, 2001 and at December 31, 2000.

        The following table presents the Company’s balance of each major category of loans:

	March 31, 2001		December 31, 2000
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans
Loan category:	(Dollars in Thousands)
Real estate	$1,474,283	39.31%	$1,458,494	39.02%
Real estate construction	493,082	13.15%	466,616	12.48%
Commercial	850,303	22.67%	872,824	23.35%
Consumer and other	689,693	18.39%	686,064	18.35%
Agricultural	242,962	6.48%	254,204	6.80%
Total loans	3,750,323	100.00%	3,738,202	100.00%
Less allowance for loan losses	(52,497)		(52,168)
Total	$3,697,826		$3,686,034

              Nonperforming Assets

At March 31, 2001, nonperforming assets were $24.9 million, a decrease of $1.2 million or 4.6% from the $26.1 million level at December 31, 2000. The decrease was principally due to the charge off a $2.4 million non-performing asset which had been in the Company’s loan portfolio since December 1997, when the bank originating the asset was acquired.  At March 31, 2001, nonperforming loans as a percent of total loans were .61%, down from the December 31, 2000 level of .63%.  OREO was $2.2 million at March 31, 2001, a decrease of $270,000 from $2.4 million at December 31, 2000.

         Nonperforming assets of the Company are summarized in the following table:

Loans	March 31, 2001	December 31, 2000

Nonaccrual loans	$22,500	$23,426
Restructured loans	221	224
Nonperforming loans	22,721	23,650
Other real estate owned	2,167	2,437
Nonperforming assets	$24,888	$26,087
Loans 90 days or more past due but still accruing	$3,423	$2,482
Nonperforming loans as a percentage of total loans	.61%	.63%
Nonperforming assets as a percentage of total assets	.42%	.43%
Nonperforming assets as a percentage of loans and OREO	.66%	.70%

Total Loans	3,750,323	3,738,202
Total Assets	5,967,917	6,089,729

              Allowance for Loan Losses

At March 31, 2001 the allowance for loan losses was $52.5 million, an increase of $1.7 million from the March 31, 2000 balance of $50.8 million.  Net charge-offs during the three months ended March 31, 2001 were $2.3 million more than those incurred during the three months ended March 31, 2000, principally as a result of the Company’s decision to charge-off the Company’s single largest non-performing asset, a $2.4 million credit facility at one of its Arizona offices, a credit facility which was outstanding at the time the bank was acquired by the Company in December 1997.

        At March 31, 2001, and December 31, 2000, the allowance for loan losses as a percentage of total loans was 1.40%, an increase from the March 31, 2000 level of 1.38%.

        The following table sets forth the Company’s allowance for loans losses:

	March 31,
(Dollars in thousands)	2001	2000
Balance at beginning of period	$52,168	$48,878
Charge-offs:
Real estate	208	298
Real estate construction	2,438	17
Commercial	1,469	1,559
Consumer and other	2,314	1,939
Agricultural	91	92
Total charge-offs	6,520	3,905
Recoveries:
Real estate	26	25
Real estate construction	1	1
Commercial	205	80
Consumer and other	877	697
Agricultural	123	66
Total recoveries	1,232	869
Net charge-offs	5,288	3,036
Provision charged to operations	5,617	4,990
Balance at end of period	$52,497	$50,832
Allowance as a percentage of total loans	1.40%	1.38%
Annualized net charge-offs to average loans outstanding	0.57%	0.33%

Total Loans	3,750,323	3,687,553
Average Loans	3,738,045	3,673,378

             Investments

        The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.7 billion at March 31, 2001, a decrease of $96.9 million, or 5.4% from $1.8 billion at December 31, 2000.  At March 31, 2001, the investment portfolio represented 28.3% of total assets, compared with 29.4% at December 31, 2000.  In addition to investment securities, the Company had investments in interest-bearing deposits of $1.4 million at March 31, 2001, an increase of $320,000 from the $1.1 million at December 31, 2000.

        Deposits

        Total deposits were $4.9 billion at March 31, 2001, a decrease of $92.4 million, or 1.8%, from $5.0 billion at December 31, 2000.  Noninterest-bearing deposits at March 31, 2001 were $462 million, a decrease of $39 million, or 7.8%, from $501 million at December 31, 2000.  The Company’s core deposits as a percent of total deposits were 83.9% and 84.0% as of March 31, 2001 and December 31, 2000, respectively.  Interest-bearing deposits were $4.5 billion at March 31, 2001, and December 31, 2000.

        Borrowings

        Short-term borrowings of the Company were $126 million as of March 31, 2001, a decrease of $78 million, or 38.2%, from $204 million as of December 31, 2000.

        Long-term debt of the Company was $119 million as of March 31, 2001, a decrease of $5 million, or 4.0%, from the $124 million as of December 31, 2000.

        Capital Management

        Shareholders’ equity increased $5 million to $350 million at March 31, 2001 from $345 million at December 31, 2000.  At March 31, 2001, the Company’s Tier 1 capital, total risk-based capital and leverage ratios were 8.23%, 10.94%, and 6.04%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases).  At March 31, 2001, the Company had risk-weighted assets of $4.3 billion.

             Stock Repurchases

        On April 10, 2000, the Company announced its intention to repurchase up to 5 million shares of the Company’s common stock.  On August 9, 2000, the Company announced its intention to repurchase up to an additional 5 million shares of the Company’s common stock.  As of May 8, 2001, the Company has repurchased 8,600,000 shares of common stock at prices ranging from $15.25 to $19.92.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2000 in the Company’s Form 10-K and Annual Report.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings:

None.

Item 2.	Changes in Securities:

None.

Item 3.	Defaults upon Senior Securities:

Item 4.	Submission of Matters to a Vote of Security Holders:

Item 5.	Other Information:

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibits:

(b) Reports on Form 8-K:

On March 23, 2001, the Company submitted a current report on Form 8-K that reported a restructuring charge related to the closing of certain bank locations and the write-off of a non-performing loan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.

Date: May 8, 2001	/s/ Mark Anderson
Mark A. Anderson
President and Chief Executive Officer

Date: May 8, 2001	/s/ Craig A. Weiss
Craig A. Weiss
Chief Financial Officer