Form 10-Q
period 2001-06-30
COMMUNITY FIRST BANKSHARES INC
filed 2001-08-09
CIK 857593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to               .

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES  ☒  NO   ☐

At August 8, 2001, 40,675,609 shares of Common Stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2001

COMMUNITY FIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30,	December 31,
(Unaudited)	2001	2000

ASSETS
Cash and due from banks	$226,050	$256,136
Federal funds sold and securities purchased under agreements to resell	-	-
Interest-bearing deposits	10,716	1,110
Available-for-sale securities	1,468,166	1,714,510
Held-to-maturity securities (fair value: 6/30/01 - $74,962, 12/31/00 - $73,222)	74,962	73,222
Loans	3,808,419	3,738,202
Less: Allowance for loan losses	(52,891)	(52,168)

Net loans	3,755,528	3,686,034
Bank premises and equipment, net	125,694	121,675
Accrued interest receivable	45,595	52,494
Intangible assets	102,339	114,971
Other assets	86,527	69,577

Total assets	$5,895,577	$6,089,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$519,590	$500,834
Interest-bearing:
Savings and NOW accounts	2,177,151	2,349,606
Time accounts over $100,000	717,882	672,968
Other time accounts	1,306,453	1,496,483

Total deposits	4,721,076	5,019,891
Federal funds purchased and securities sold under agreements to repurchase	363,638	205,758
Other short-term borrowings	133,218	203,952
Long-term debt	137,132	123,957
Accrued interest payable	38,023	45,489
Other liabilities	30,488	25,251

Total liabilities	5,423,575	5,624,298
Company-obligated mandatorily redeemable preferred securities of CFB Capital I & II	120,000	120,000
Shareholders’ equity:
Common stock, par value $.01 per share:
Authorized Shares – 80,000,000
Issued Shares – 51,021,896	510	510
Capital surplus	192,450	192,368
Retained earnings	326,064	315,091
Unrealized gain (loss) on available-for-sale securities, net of tax	3,613	(9,486)
Less cost of common stock in treasury - June 30, 2001 – 10,036,055 shares December 31, 2000 – 9,155,144 shares	(170,635)	(153,052)

Total shareholders’ equity	352,002	345,431

Total liabilities and shareholders’ equity	$5,895,577	$6,089,729

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited)	2001	2000	2001	2000

Interest income:
Loans	$86,529	$88,287	$174,050	$173,272
Investment securities	25,251	31,825	52,807	64,051
Interest-bearing deposits	77	52	139	120
Federal funds sold and resale agreements	18	28	54	179

Total interest income	111,875	120,192	227,050	237,622
Interest expense:
Deposits	37,076	40,862	79,407	78,742
Short-term and other borrowings	4,420	10,508	9,984	20,196
Long-term debt	2,089	1,501	4,282	2,868

Total interest expense	43,585	52,871	93,673	101,806

Net interest income	68,290	67,321	133,377	135,816
Provision for loan losses	3,303	3,811	8,920	8,801

Net interest income after provision for loan losses	64,987	63,510	124,457	127,015

Noninterest income:
Service charges on deposit accounts	10,138	10,009	19,591	19,672
Insurance commissions	2,928	2,528	5,978	4,937
Fees from fiduciary activities	1,419	1,472	2,925	2,969
Security sales commissions	2,085	2,321	3,161	4,282
Net gain on sales of available-for-sale securities	(252)	144	232	148
Other	2,479	2,496	6,202	5,447

Total noninterest income	18,797	18,970	38,089	37,455

Noninterest expense:
Salaries and employee benefits	29,620	27,788	57,627	54,974
Net occupancy	7,562	8,005	15,749	16,155
FDIC insurance	234	271	476	545
Legal and accounting	1,085	987	1,920	1,788
Other professional service	1,099	1,086	2,413	2,123
Restructuring charge	-	-	7,656	-
Data processing	1,062	1,239	1,952	2,375
Company-obligated mandatorily redeemable preferred securities of CFB Cap I & II	2,590	2,562	5,151	5,123
Amortization of intangibles	2,518	2,614	5,119	5,237
Other	11,242	10,517	21,964	20,896

Total noninterest expense	57,012	55,069	120,027	109,216

Income before income taxes	26,772	27,411	42,519	55,254
Provision for income taxes	9,039	9,150	14,558	18,330

Net income	$17,733	$18,261	$27,961	$36,924

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data)
(Unaudited)	2001	2000	2001	2000

Earnings per common and common equivalent share:
Basic net income	$0.43	$0.38	$0.68	$0.75

Diluted net income	$0.43	$0.38	$0.67	$0.75

Average commone and common equivalent shares outstanding:
Basic	41,126,894	48,060,322	41,357,510	49,186,594
Diluted	41,633,795	48,437,386	41,814,307	49,525,365

Dividends paid	$0.16	$0.15	$0.32	$0.30

STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data)
(Unaudited)	2001	2000	2001	2000

Net income	$17,733	$18,261	$27,961	$36,924
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1,656	4,317	13,238	(2,856)
Less: Reclassification adjustment for (losses) gains included in net income	151	(86)	(139)	(89)

Other comprehensive income	1,807	4,231	13,099	(2,945)

Comprehensive income	$19,540	$22,492	$41,060	$33,979

COMMUNITY FIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(In thousands)
(Unaudited)	2001	2000

Cash flows from operating activities:
Net income	$27,961	$36,924
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,920	8,801
Depreciation	6,665	7,299
Amortization of intangibles	5,119	5,237
Net of amortization of (discounts) premiums on securities	(365)	216
Decrease (increase) in interest receivable	6,899	(1,262)
(Decrease) increase in interest payable	(7,466)	1,522
Other - net	(12,794)	(14,380)

Net cash provided by operating activities	34,939	44,357

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits	(9,606)	2,467
Purchases of available-for-sale securities	(228,265)	(73,391)
Maturities of available-for-sale securities	470,305	116,936
Sales of available-for-sale securities, net of gains	26,362	13,373
Purchases of held-to-maturity securities	(1,740)	(1,749)
Maturities of held-to-maturity securities	-	4,458
Net increase in loans	(78,414)	(45,268)
Net increase in bank premises and equipment	(10,684)	(3,384)

Net cash provided by investing activities	167,958	13,442

Cash flows from financing activities:
Net decrease in demand deposits, NOW accounts and savings accounts	(153,699)	(45,849)
Net (decrease) increase in time accounts	(145,116)	117,140
Net increase (decrease) in short-term & other borrowings	87,146	(51,690)
Net increase in long-term debt	13,175	24,273
Purchase of common stock held in treasury	(23,317)	(81,177)
Sale of common stock held in treasury	2,047	3,610
Common stock dividends paid	(13,219)	(14,665)

Net cash used in financing activities	(232,983)	(48,358)

Net (decrease) increase in cash and cash equivalents	(30,086)	9,441
Cash and cash equivalents at beginning of period	256,136	251,826

Cash and cash equivalents at end of period	$226,050	$261,267

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the ‘Company’), its wholly-owned data processing, credit origination, insurance agency and properties subsidiaries, and its wholly-owned subsidiary bank, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.

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

Note B – RESTRUCTURING CHARGE

On March 22, 2001, the Company announced a restructuring charge related to a series of strategic initiatives designed in part to improve customer service and strengthen the Company’s position as a provider of diversified financial services. The Company has designated each of its offices as either a Regional Financial Center or a Community Financial Center.  Regional Financial Centers are those locations exhibiting strong commercial banking potential, while, Community Financial Centers offer greater retail opportunities.  As a consequence of the new delivery structure, the Company entered into sales agreements to sell 12 offices and close an additional nine offices, resulting in a one-time after-tax charge against earnings of $5.1 million, or approximately $0.12 per share, on a diluted basis.   The restructuring charge included approximately $3.1 million related to asset write-down, data processing, and legal and accounting fees.  Additionally the Company recorded an after-tax expense of approximately $2.0 million to provide for severance related costs associated with the early-out and reduction-in-force programs.

During the first quarter of 2001, the Company completed the consolidation of all banking offices into one nationally chartered institution and announced the implementation of a centralized consumer credit process.

Note C – BUSINESS DIVESTITURES

On March 22, 2001, the Company announced an agreement to sell its Hankinson, North Dakota branch to Lincoln State Bank, Hankinson, North Dakota.  The branch has assets of approximately $5 million.  The transaction is subject to regulatory approval and is expected to close in the third quarter of 2001.

On June 22, 2001, the Company completed the sale of eight Arizona branches to The Stockmen’s Bank, Kingman, Arizona.  The branches, located in Ajo, Bagdad, Duncan, Gila Bend, Morenci, Patagonia, Sacaton and Yarnell, Arizona, had assets of approximately $98 million.

Note D – SUBSEQUENT EVENTS

On July 20, 2001, the Company completed the sale of three Nebraska branches to Security First Bank, Sidney, Nebraska. The branches, located in Cody, Merriman and Thedford, Nebraska, had assets of approximately $19 million.

On July 20, 2001, the Company completed the closure of six offices, including two offices in Colorado, two offices in Wyoming and one each in Minnesota and North Dakota.  Two of the offices closed are in communities where the Company maintains other offices, thus continuing to serve those communities.  The closures are part of the Company’s strategic initiative announced during the first quarter of 2001.

On August 7, 2001, the Company announced its intention to repurchase up to 3 million shares of the Company’s common stock.  This share repurchase represents approximately 7% percent of the shares of common stock outstanding at the date of the announcement.  Shares will be purchased primarily on the open market, with the timing dependent on market conditions and any pending acquisitions.

Note E – ACCOUNTING CHANGES

Effective January 1, 2001, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure.  The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation.  As of June 30, 2001 and December 31, 2000, the Company had no derivative instruments outstanding.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $5.0 million ($0.12 per share) per year.  During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these will be on the earnings and financial position of the Company.

Note F – INVESTMENTS

The following is a summary of available-for-sale and held-to-maturity securities at June 30, 2001 (in thousands):

	Available-for-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

United States Treasury	$75,951	$1,907	$-	$77,858
United States Government agencies	284,513	3,449	191	287,771
Mortgage-backed securities	899,178	9,813	2,128	906,863
Collateralized mortgage obligations	4,507	53	1	4,559
State and political securities	104,914	1,299	809	105,404
Other securities	93,122	1,236	8,647	85,711

	$1,462,185	$17,757	$11,776	$1,468,166

	Held-to-Maturity Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Other securities	$74,962	$-	$-	$74,962

	$74,962	$-	$-	$74,962

Proceeds from the sale of available-for-sale securities during the six months ended June 30, 2001 and 2000 were $26,594,000 and $13,521,000, respectively.  Gross gains of $516,000 and $149,000 were realized on sales during 2001 and 2000, respectively.  Gross losses of $284,000 and $1,000 were realized on sales during 2001 and 2000, respectively.  Gains and losses on disposition of these securities were computed using the specific identification method.

Note G - LOANS

The composition of the loan portfolio at June 30, 2001 was as follows (in thousands):

Real estate	$1,488,708
Real estate construction	519,570
Commercial	853,531
Consumer and other	688,187
Agriculture	258,423

3,808,419
Less allowance for loan losses	(52,891)

Net loans	$3,755,528

Note H - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk.  These financial instruments include commitments to extend credit and letters of credit.  The contract or notional amounts of these financial instruments at June 30, 2001 were as follows (in thousands):

Commitments to extend credit	$709,742
Letters of credit	27,334

Note I - SUBORDINATED NOTES

Long-term debt at June 30, 2001 included $60 million of 7.30% Subordinated Notes issued in June 1997.  These notes are due June 30, 2004, with interest payable semi-annually.  At June 30, 2001, $24 million qualified as Tier 2 capital. At June 30, 2001, the subsidiary bank had a $25 million unsecured subordinated term note payable, maturing on December 22, 2007.  The subsidiary bank note bears an interest rate of LIBOR, plus 140 basis points.

Note J - INCOME TAXES

The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

For the six months ended, June 30, 2001

35% of pretax income	$14,882
State income tax, net of federal tax benefit	826
Tax-exempt interest	(2,650)
Amortization of goodwill	459
Other	1,041

Provision for income taxes	$14,558

Note K - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30 (in thousands)	2001	2000

Unrealized gain on available-for-sale securities	$21,692	$4,860

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion of the Company’s financial condition as of June 30, 2001 and December 31, 2000, and its results of operations for the three month periods ended June 30, 2001 and 2000.

Strategic Initiatives

On March 22, 2001 the Company announced a series of strategic initiatives designed to improve customer service and strengthen its position as a provider of diversified financial services.   Initiatives included a redefinition of the Company’s delivery model and the sale or closure of banking offices.

In an effort to properly align resources with market opportunities and provide the delivery support structure to optimize individual market potential each of the Company’s offices was redefined as either a Regional Financial Center or a Community Financial Center.  Regional Financial Centers are those locations that exhibit strong commercial banking potential, and require a broader based support structure.  Community Financial Centers, which are less geographically concentrated, typically offer greater retail opportunities, including emphasis on insurance and investment product sales.

In conjunction with the restructuring of the banking network, the Company announced agreements to sell 12 offices and close nine additional offices.  Offices to be sold included eight Arizona offices, three Nebraska offices and one North Dakota office.  The sale of the Arizona offices was completed on June 22, 2001 and the sale of the three Nebraska offices was completed on July 20, 2001.  Six of the nine offices slated for closure were closed on July 20, 2001.  Four of the nine offices slated for closure are located in communities in which the Company maintains additional offices, thus continuing to serve those customers from existing locations.

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

As a result of these initiatives, the Company recorded a one-time after-tax restructuring charge totaling $5.1 million.  The charge was recorded during the first quarter and represents approximately $0.12 per share.

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

Overview

For the three months ended June 30, 2001, net income was $17.7 million, a decrease of $528,000 or 2.9% from the $18.3 million during the 2000 period.  Basic earnings per common share for the three months ended June 30, 2001 were $0.43, compared to $0.38 in the same period in 2000.  Diluted earnings per share for the three months ended June 30, 2001 were $0.43.

Return on average assets and return on common equity for the three months ended June 30, 2001 were 1.20% and 20.87%, respectively, as compared to the 2000 ratios of 1.18% and 19.46%.  The increase in return on assets and return on equity is principally due to a reduction in average assets and average common equity as a result of the Company’s efforts to restructure its balance sheet, reduced reliance on wholesale funding and the repurchase of its common shares.

For the six months ended June 30, 2001, net income was $28.0 million, a decrease of $8.9 million or 24.1% from the $36.9 million during the 2000 period.  Basic earnings per common share for the six months ended June 30, 2001 were $0.68, compared to $0.75 in the same period in 2000.  Diluted earnings per share for the six months ended June 30, 2001 were $0.67.  The decrease is principally due to a one-time after-tax charge of $5.1 million, or 12 cents per share, to account for the financial impact of a restructuring charge recorded in the first quarter of 2001 and, the write-off of the Company’s largest non-performing loan and recognize a special loan loss provision equal to the amount of the write-off of $1.5 million after-tax, or 4 cents per share.  Excluding the one-time charge and the special loan loss provision, diluted earnings per share would have been $0.83 cents per share for the six months ended June 30, 2001.

Return on average assets and return on common equity for the six months ended June 30, 2001 were 0.95% and 16.37%, respectively, as compared to the 2000 ratios of 1.19% and 18.98%.  The decrease in return on assets and return on equity is principally due to a reduction in net income, resulting from the restructuring charge and special loan loss provision.  However, the reduction in average common shares outstanding, as a result of the Company’s stock repurchase initiative, has had an offsetting, positive impact on return on equity.   Return on average assets and return on average common equity, exclusive of the one-time charge and the special loan loss provision recorded in the first quarter of 2001, would have been 1.17% and 20.22%, respectively for the six months ended June 30, 2001.

Results of Operations

        Net Interest Income

Net interest income for the three months ended June 30, 2001 was $70.3 million, on a tax-equivalent basis, an increase of $1.0 million, or 1.4%, from the net interest income of $69.3 million earned during the 2000 period. The increase was principally due to the combination of a $8.2 million reduction in interest income and a $9.2 million reduction in interest expense resulting from a $332 million reduction in average assets, coupled with a 32 basis point increase in net interest margin.  The net interest margin of 5.22% for the period ended June 30, 2001 was up from 4.90% for the 2000 period.  The improvement in net interest is the result of the Company’s balance sheet restructuring and reduction in wholesale funding.

Net interest income for the six months ended June 30, 2001 was $137.5 million, on a tax-equivalent basis, a decrease of $2.6 million, or 1.9%, from the net interest income of $140.1 million earned during the 2000 period. The decrease was principally due to the combination of a $10.7 million reduction in interest income and a $8.1 million increase in interest expense resulting from a $288 million reduction in average assets, coupled with an 14 basis point increase in net interest margin.  The net interest margin of 5.09% for the period ended June 30, 2001 was up from 4.95% for the 2000 period.

        Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2001 was $3.3 million, a decrease of $508,000, or 13.3%, from the $3.8 million provision during the 2000 period. The decrease is principally due to the Company’s objective of maintaining adequate reserve levels, which appropriately reflects the asset quality of the portfolio.

The provision for loan losses for the six months ended June 30, 2001 was $8.9 million, an increase of $119,000, or 1.4%, from the $8.8 million provision during the 2000 period.  During the first quarter of 2001 the Company recorded a $2.4 million special loan loss provision to reflect the charge-off of the Company’s largest non-performing asset, an Arizona based credit facility that was in place when the Company acquired its initial Arizona operation in 1997.

             Noninterest Income

Noninterest income for the three months ended June 30, 2001 was $18.8 million, a decrease of $173,000, or 0.9%, from the 2000 level of $19.0 million. The decrease was principally due to a decrease of $236,000, or 10.2% from the prior period, due principally to the downturn in stock markets and a $252,000 loss on the sale of investment securities.  These decreases were offset by a $400,000, or 15.8% increase in insurance commissions.

Noninterest income for the six months ended June 30, 2001 was $38.1 million, an increase of $634,000, or 1.7%, from the 2000 level of $37.5 million. The increase was principally due to a $1,041,000 or 21.1% increase in insurance commissions which was offset by an $84,000 decrease in gains from the sale of investment securities.  Investment sales commissions for the 2001 period were $3.2 million, a decrease of $1,121,000, or 26.2% from the prior period, due principally to the downturn in stock markets.

             Noninterest Expense

Noninterest expense for the three months ended June 30, 2001 was $57.0 million, an increase of $1.9 million, or 3.5%, from the level of $55.1 million during the 2000 period. The increase was principally due to a $1.8 million increase in personnel expenses, including costs associated with healthcare.

Noninterest expense for the six months ended June 30, 2001 was $120.0 million, an increase of $10.8 million, or 9.9%, from the level of $109.2 million during the 2000 period. The increase was principally due to the $7.7 million one-time restructuring charge recorded in the first quarter of 2001.  During the first quarter of 2001, the Company also recorded a $462,000 early payment penalty, when it elected to pay off various Federal Home Loan Bank borrowings, which carried higher than market interest rates.

             Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2001 was $9.0 million, a decrease of $111,000, or 1.2%, from the 2000 level of $9.2 million, due primarily to the decrease in pre-tax net income.

The provision for income taxes for the six months ended June 30, 2001 was $14.6 million, a decrease of $3.7 million, or 20.2%, from the 2000 level of $18.3 million.  The decrease was due primarily to the decrease in pre-tax net income as a result of the one-time restructuring charge, which included the write-off of various non-deductible intangible assets and the special loan loss provision recorded in the first quarter of 2001.

Financial Condition

        Loans

Total loans were $3.8 billion at June 30, 2001 and $3.7 billion at December 31, 2000.  The following table presents the Company’s balance of each major category of loans (dollars in thousands):

	June 30, 2001		December 31, 2000

	Amount	Percent of Total Loans	Amount	Percent of Total Loans

Loan category:
Real estate	$1,488,708	39.09%	$1,458,494	39.02%
Real estate construction	5194,570	13.64%	466,616	12.48%
Commercial	853,531	22.41%	872,824	23.35%
Consumer and other	688,187	18.07%	686,064	18.35%
Agricultural	258,423	6.79%	254,204	6.80%

Total loans	3,808,419	100.00%	3,738,202	100.00%

Less allowance for loan losses	(52,891)		(52,168)

Total	$3,755,528		$3,686,034

             Nonperforming Assets

At June 30, 2001, nonperforming assets were $24.2 million, a decrease of $1.9 million or 7.3% from the $26.1 million level at December 31, 2000. The decrease was principally due to the charge off a $2.4 million non-performing asset which had been in the Company’s loan portfolio since December 1997, when the bank that originated the asset was acquired.  At June 30, 2001, nonperforming loans as a percent of total loans were .56%, down from the December 31, 2000 level of .63%.  OREO was $2.8 million at June 30, 2001, an increase of $349,000 from $2.4 million at December 31, 2000.

        Nonperforming assets of the Company are summarized in the following table (dollars in thousands):

Loans	June 30, 2001	December 31, 2000
Nonaccrual loans	$21,088	$23,426
Restructured loans	287	224

Nonperforming loans	21,375	23,650
Other real estate owned	2,786	2,437

Nonperforming assets	$24,161	$26,087

Loans 90 days or more past due but still accruing	$5,249	$2,482

Nonperforming loans as a percentage of total loans	.56%	.63%
Nonperforming assets as a percentage of total assets	.41%	.43%
Nonperforming assets as a percentage of loans and OREO	.63%	.70%

Total Loans	$3,808,419	$3,738,202
Total Assets	5,895,577	6,089,729

             Allowance for Loan Losses

At June 30, 2001 the allowance for loan losses was $52.9 million, an increase of $1.3 million from the June 30, 2000 balance of $51.6 million.  Net charge-offs during the six months ended June 30, 2001 were $2.1 million more than those incurred during the six months ended June 30, 2000, principally as a result of the charge-off of the Company’s single largest non-performing asset, a $2.4 million credit facility at one of its Arizona offices, a credit facility which was outstanding at the time the bank was acquired by the Company in December 1997.

At June 30, 2001, the allowance for loan losses as a percentage of total loans was 1.39%, an increase from the June 30, 2000 level of 1.38% and a decrease from the December 31, 2000 level of 1.40%.

The following table sets forth the Company’s allowance for loan losses (dollars in thousands):

	For the Six Months ended June 30,
	2001	2000

Balance at beginning of period	$52,168	$48,878
Charge-offs:
Real estate	503	610
Real estate construction	2,480	17
Commercial	2,782	3,645
Consumer and other	4,519	3,625
Agricultural	173	386

Total charge-offs	10,457	8,283

Recoveries:
Real estate	94	72
Real estate construction	3	2
Commercial	407	576
Consumer and other	1,604	1,377
Agricultural	152	132

Total recoveries	2,260	2,159
Net charge-offs	8,197	6,124
Provision charged to operations	8,920	8,801

Balance at end of period	$52,891	$51,555

Allowance as a percentage of total loans	1.39%	1.38%
Annualized net charge-offs to average loans outstanding	0.44%	0.33%

Total Loans	$3,808,419	$3,729,497
Average Loans	3,761,312	3,693,498

        Investments

The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.5 billion at June 30, 2001, a decrease of $244.6 million, or 13.7% from $1.8 billion at December 31, 2000.  At June 30, 2001, the investment portfolio represented 26.2% of total assets, compared with 29.4% at December 31, 2000.  The reduction in the level of the investment portfolio is the result of the Company’s balance sheet restructuring initiative which seeks to reduce the level of lower yielding assets and higher cost wholesale funding.  In addition to investment securities, the Company had investments in interest-bearing deposits of $10.7 million at June 30, 2001, an increase of $9.6 million from the $1.1 million at December 31, 2000.

        Deposits

Total deposits were $4.7 billion at June 30, 2001, a decrease of $298.8 million, or 6.0%, from $5.0 billion at December 31, 2000.  Noninterest-bearing deposits at June 30, 2001 were $520 million, an increase of $19 million, or 3.7%, from $501 million at December 31, 2000.  The Company’s core deposits as a percent of total deposits were 84.7% and 84.0% as of June 30, 2001 and December 31, 2000, respectively.  Interest-bearing deposits were $4.2 billion at June 30, 2001, a decrease of $318 million, or 7.0% from December 31, 2000.

        Borrowings

Short-term borrowings of the Company were $133 million as of June 30, 2001, a decrease of $71 million, or 34.7%, from $204 million as of December 31, 2000.  The reduction in short-term borrowing is the result of the Company’s balance sheet restructuring initiative which seeks to reduce the level of wholesale borrowings.

Long-term debt of the Company was $137 million as of June 30, 2001, a decrease of $13 million, or 10.6%, from the $124 million as of December 31, 2000.

        Capital Management

Shareholders’ equity increased $7 million to $352 million at June 30, 2001 from $345 million at December 31, 2000.  At June 30, 2001, the Company’s Tier 1 capital, total risk-based capital and leverage ratios were 8.30%, 10.73%, and 6.20%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases).  At June 30, 2001, the Company had risk-weighted assets of $4.4 billion.

        Stock Repurchases

On April 10, 2000, the Company announced its intention to repurchase up to 5 million shares of the Company’s common stock.  On August 9, 2000, the Company announced its intention to repurchase up to an additional 5 million shares of the Company’s common stock.  As of August 8, 2001, the Company has repurchased 10,300,000 shares of common stock, includes shares from a prior authorization and the two 5 million share authorizations in 2000, at prices ranging from $15.25 to $25.00.  On August 7, 2001, the Company announced its intention to repurchase up to an additional 3 million shares of the Company’s common stock.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2000 in the Company’s Form 10-K and Annual Report.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings:

                        None.

Item 2.            Changes in Securities:

                        None.

Item 3.            Defaults upon Senior Securities:

                        None.

Item 4.	Submission of Matters to a Vote of Security Holders:

	The Company held its Annual Meeting of Shareholders on April 24, 2001. The shareholders took the following actions:

	(i)	The shareholders elected eleven directors to hold office until the next Annual Meeting of Shareholders or until their successors are elected. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees.
			Votes For	Votes Withheld

		Mark A. Anderson	32,550,601	325,480
		Patrick Delaney	32,232,474	643,607
		John H. Flittie	32,711,978	164,103
		Thomas Gallagher	32,713,845	162,236
		Darrell G. Knudson	32,699,862	176,219
		Dennis M. Mathisen	32,312,667	563,414
		Donald R. Mengedoth	27,817,587	5,058,494
		Rahn Porter	32,713,697	162,384
		Annette Quintana	32,705,430	170,651
		Marilyn Seymann	32,200,355	675,726
		Harvey L. Wollman	32,706,897	169,184

	(ii)	The shareholders ratified and approved the election of Ernst & Young LLP as the independent public accountants for the Company for the current fiscal year. 32,795,258 votes were cast for the resolution; 80,823 votes were cast against the resolution.

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

COMMUNITY FIRST BANKSHARES, INC.

Date: August 8, 2001	/s/ Mark Anderson

Mark A. Anderson
President and Chief Executive Officer

Date: August 8, 2001	/s/ Craig A. Weiss

Craig A. Weiss
Chief Financial Officer