Form 10-Q
period 2001-09-30
COMMUNITY FIRST BANKSHARES INC
filed 2001-11-13
CIK 857593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES  ☒  NO  ☐

At November 8, 2001, 40,201,280 shares of Common Stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2001

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30,	December 31,
(Unaudited)	2001	2000
ASSETS
Cash and due from banks	$225,409	$256,136
Federal funds sold and securities purchased under agreements to resell	-	-
Interest-bearing deposits	3,441	1,110
Available-for-sale securities	1,340,389	1,714,510
Held-to-maturity securities (fair value:9/30/01 - $75,861, 12/31/00 - $73,222)	75,861	73,222
Loans	3,808,267	3,738,202
Less: Allowance for loan losses	(54,820)	(52,168)
Net loans	3,753,447	3,686,034
Bank premises and equipment, net	125,636	121,675
Accrued interest receivable	48,340	52,494
Intangible assets	99,914	114,971
Other assets	58,871	69,577
Total assets	$5,731,308	$6,089,729
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$491,502	$500,834
Interest-bearing:
Savings and NOW accounts	2,254,908	2,349,606
Time accounts over $100,000	746,970	672,968
Other time accounts	1,261,997	1,496,483
Total deposits	4,755,377	5,019,891
Federal funds purchased and securities sold under agreements to repurchase	256,926	205,758
Other short-term borrowings	31,672	203,952
Long-term debt	139,988	123,957
Accrued interest payable	35,709	45,489
Other liabilities	33,506	25,251
Total liabilities	5,253,178	5,624,298
Company-obligated mandatorily redeemable preferred securities of CFB Capital I & II	120,000	120,000
Shareholders' equity:
Common stock, par value $.01 per share: Authorized Shares – 80,000,000 Issued Shares – 51,021,896	510	510
Capital surplus	192,476	192,368
Retained earnings	336,929	315,091
Unrealized gain (loss) on available-for-sale securities, net of tax	15,364	(9,486)
Less cost of common stock in treasury - September 30, 2001 – 10,740,937 shares December 31, 2000 – 9,155,144 shares	(187,149)	(153,052)
Total shareholders' equity	358,130	345,431
Total liabilities and shareholders' equity	$5,731,308	$6,089,729

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
(Unaudited)	2001	2000	2001	2000
Interest income:
Loans	$84,542	$90,276	$258,592	$263,548
Investment securities	22,761	30,557	75,568	94,608
Interest-bearing deposits	39	43	178	163
Federal funds sold and resale agreements	29	79	83	258
Total interest income	107,371	120,955	334,421	358,577
Interest expense:
Deposits	32,388	45,072	111,795	123,814
Short-term and other borrowings	3,319	7,965	13,303	28,161
Long-term debt	2,257	1,805	6,539	4,673
Total interest expense	37,964	54,842	131,637	156,648
Net interest income	69,407	66,113	202,784	201,929
Provision for loan losses	5,301	2,976	14,221	11,777
Net interest income after provision for loan losses	64,106	63,137	188,563	190,152
Noninterest income:
Service charges on deposit accounts	9,626	9,898	29,217	29,570
Insurance commissions	3,489	3,030	9,467	7,967
Fees from fiduciary activities	1,337	1,404	4,262	4,373
Security sales commissions	1,456	1,402	4,617	5,684
Net gain on sales of available-for-sale securities	19	(87)	251	61
Other	3,627	3,513	9,829	8,960
Total noninterest income	19,554	19,160	57,643	56,615
Noninterest expense:
Salaries and employee benefits	28,687	27,889	86,314	82,863
Net occupancy	7,889	7,909	23,638	24,064
FDIC insurance	226	248	702	793
Legal and accounting	945	886	2,865	2,674
Other professional service	891	1,028	3,304	3,151
Restructuring charge	-	-	7,656	-
Data processing	1,033	1,173	2,985	3,548
Other real estate and repossessed personal property	161	351	532	912
Company-obligated mandatorily redeemable preferred securities of CFB Cap I & II	2,561	2,561	7,712	7,684
Amortization of intangibles	2,374	2,623	7,493	7,860
Other	10,948	10,763	32,541	31,098
Total noninterest expense	55,715	55,431	175,742	164,647

Income before income taxes	27,945	26,866	70,464	82,120
Provision for income taxes	9,505	9,115	24,063	27,445
Net income	$18,440	$17,751	$46,401	$54,675
Earnings per common and common equivalent share:
Basic net income	$0.45	$0.40	$1.13	$1.15
Diluted net income	$0.45	$0.40	$1.11	$1.14

Average common and common equivalent shares outstanding:
Basic	40,697,521	44,399,867	41,135,096	47,579,372
Diluted	41,359,956	44,810,942	41,660,439	47,924,245

Dividends paid	$0.18	$0.15	$0.50	$0.45

STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)
(Unaudited)	2001	2000	2001	2000

Net income	$18,440	$17,751	$46,401	$54,675
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	11,762	14,729	25,001	(11,799)
Less: Reclassification adjustment for gains (losses) included in net income	(11)	52	(151)	(37)
Other comprehensive income	11,751	14,781	24,850	(11,836)
Comprehensive income	$30,191	$32,532	$71,251	$42,839

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
(In thousands)
(Unaudited)	2001	2000
Cash flows from operating activities:
Net income	$46,401	$54,675
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,221	11,777
Depreciation	10,100	10,823
Amortization of intangibles	7,493	7,860
Net amortization of (discounts) premiums on securities	(455)	148
Decrease (increase in interest receivable)	4,154	(6,054)
(Decrease) increase in interest payable	(9,780)	8,503
Other - net	10,227	(5,876)
Net cash provided by operating activities	82,361	81,856

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits	(2,331)	3,405
Purchases of available-for-sale securities	(273,106)	(124,195)
Maturities of available-for-sale securities	657,923	208,038
Sales of available-for-sale securities, net of gains	30,907	116,991
Purchases of held-to-maturity securities	(2,639)	(2,567)
Maturities of held-to-maturity securities	-	4,458
Net increase in loans	(81,634)	(35,630)
Net increase in bank premises and equipment	(14,061)	(5,376)
Net cash provided by investing activities	315,059	165,124

Cash flows from financing activities:
Net decrease in demand deposits, NOW accounts and savings accounts	(104,030)	(89,268)
Net (decrease) increase in time accounts	(160,484)	210,319
Net decrease in short-term & other borrowings	(121,112)	(284,839)
Net increase in long-term debt	16,031	23,800
Purchase of common stock held in treasury	(40,523)	(124,311)
Sale of common stock held in treasury	2,514	3,894
Common stock dividends paid	(20,543)	(21,282)
Net cash used in financing activities	(428,147)	(281,687)
Net decrease in cash and cash equivalents	(30,727)	(34,707)
Cash and cash equivalents at beginning of period	256,136	251,826
Cash and cash equivalents at end of period	$225,409	$217,119

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the 'Company'), its wholly-owned data processing, credit origination, and properties subsidiaries, and its wholly-owned subsidiary bank, including its insurance agency subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.

Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, wherein the weighted average number of shares of common stock outstanding is increased by the number of shares of common stock that would be issued assuming the exercise of stock options and warrants during each period.  Such adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per share.

Note B – RESTRUCTURING CHARGE

On March 22, 2001, the Company announced a restructuring charge related to a series of strategic initiatives designed in part to improve customer service and strengthen the Company’s position as a provider of diversified financial services. The Company has designated each of its offices as either a Regional Financial Center or a Community Financial Center.  Regional Financial Centers are those locations exhibiting strong commercial banking potential, while Community Financial Centers offer greater retail opportunities.  As a consequence of the new delivery structure, the Company entered into sales agreements to sell 12 offices and close an additional nine offices, resulting in a one-time after-tax charge against earnings of $5.1 million, or approximately $0.12 per share, on a diluted basis.   The restructuring charge included approximately $3.1 million related to asset write-downs, data processing, and legal and accounting fees.  Additionally the Company recorded an after-tax expense of approximately $2.0 million to provide for severance related costs associated with the early-out and reduction-in-force programs.

During the first quarter of 2001, the Company completed the consolidation of all banking offices into one nationally chartered institution and announced the implementation of a centralized consumer credit process.

Note C – BUSINESS COMBINATIONS AND DIVESTITURES

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

On July 20, 2001, the Company completed the closure of six offices, including two offices in Colorado, two offices in Wyoming and one each in Minnesota and North Dakota.  Two of the offices closed are in communities where the Company maintains other offices, thus the Company will continue to serve those communities.  The closures are part of the Company’s strategic initiative announced during the first quarter of 2001.

On August 17, 2001, the Company completed the sale of its Hankinson, North Dakota branch to Lincoln State Bank, Hankinson, North Dakota.  The branch had assets of approximately $4 million.

On September 5, 2001, the Company, through its subsidiary bank and Wells Fargo & Company, announced the formation of a joint venture mortgage company called Community First Mortgage, LLC.  This joint venture mortgage company will provide mortgage origination, documentation, processing and support for all of the residential mortgage business of Community First Bankshares.  The Company will record its interest in the joint venture using the equity method of accounting.  The Company expects the new mortgage company to be operational during the fourth quarter of 2001.

On September 14, 2001, the Company completed the closure of one office in North Dakota.

Note D – SUBSEQUENT EVENTS

On October 19, 2001, the Company completed the closure of one office in Arizona, which is in close proximity to other communities where the Company maintains other offices, thus the Company will continue to serve that community.

On November 5, 2001, the Company announced an agreement to sell its Phoenix, Arizona branch to Community Bank of Arizona.  The branch has assets of approximately $18 million.  The transition is subject to regulatory approval and is expected to close in the first quarter of 2002.

Note E – ACCOUNTING CHANGES

Effective January 1, 2001, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure.  The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation.  As of September 30, 2001 and December 31, 2000, the Company had no derivative instruments outstanding.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $5.0 million, or $0.12 per share, per year.  During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these will be on the earnings and financial position of the Company.

Note F – INVESTMENTS

The following is a summary of available-for-sale and held-to-maturity securities at September 30, 2001 (in thousands):

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States Treasury	$67,957	$2,808	$-	$70,765
United States Government agencies	210,636	5,917	4	216,549
Mortgage-backed securities	835,180	23,827	73	858,934
Collateralized mortgage obligations	4,421	121	-	4,542
State and political securities	101,805	1,935	452	103,288
Other securities	94,953	952	9,594	86,311
	$1,314,952	$35,560	$10,123	$1,340,389

	Held-to-Maturity Securities
	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other securities	$75,861	$-	$-	$75,861
	$75,861	$-	$-	$75,861

Proceeds from the sale of available-for-sale securities during the nine months ended September 30, 2001 and 2000 were $31,158,000 and $117,052,000, respectively.  Gross gains of $535,000 and $555,000 were realized on sales during 2001 and 2000, respectively.  Gross losses of $284,000 and $494,000 were realized on sales during 2001 and 2000, respectively.  Gains and losses on disposition of these securities were computed using the specific identification method.

Note G - LOANS

The composition of the loan portfolio at September 30, 2001 was as follows (in thousands):

Real estate	$1,526,123
Real estate construction	532,730
Commercial	833,700
Consumer and other	668,973
Agriculture	246,741
3,808,267
Less allowance for loan losses	(54,820)
Net loans	$3,753,447

Note H - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk.  These financial instruments include commitments to extend credit and letters of credit.  The contract or notional amounts of these financial instruments at September 30, 2001 were as follows (in thousands):

Commitments to extend credit	$727,690
Letters of credit	30,738

Note I - SUBORDINATED NOTES

Long-term debt at September 30, 2001 included $60 million of 7.30% Subordinated Notes issued in June 1997.  These notes are due September 30, 2004, with interest payable semi-annually.  At September 30, 2001, $24 million qualified as Tier 2 capital. At September 30, 2001, the subsidiary bank had a $25 million unsecured subordinated term note payable, maturing on December 22, 2007.  The subsidiary bank note bears an interest rate of LIBOR, plus 140 basis points.

Note J - INCOME TAXES

The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

For the nine months ended,
September 30, 2001
35% of pretax income	$24,663
State income tax, net of federal tax benefit	1,435
Tax-exempt interest	(3,074)
Amortization of goodwill	689
Other	350
Provision for income taxes	$24,063

Note K - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30 (in thousands)	2001	2000
Unrealized gain on available-for-sale securities	$41,148	$18,013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion of the Company’s financial condition as of September 30, 2001 and December 31, 2000, and its results of operations for the three month and nine month periods ended September 30, 2001 and 2000.

Certain information in this section contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such as forward-looking statements, which speak only as of the date made.  Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to; risk of loans and investments, including dependence on local economic conditions; competition for the Company’s customers from other providers of financial services; possible adverse effects of changes in the interest rates; balance sheet and critical ratio risks related to the share repurchase program, and other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.  For a detailed discussion of these factors see the section entitled “Forward Looking Statements” in the Company’s Form 10-K for the year ended December 31, 2000.

Strategic Initiatives

On March 22, 2001 the Company announced a series of strategic initiatives designed to improve customer service and strengthen its position as a provider of diversified financial services.   Initiatives included a redefinition of the Company’s delivery model and the sale or closure of banking offices.

In an effort to properly align resources with market opportunities and provide the delivery support structure to optimize individual market potential, each of the Company’s offices was redefined as either a Regional Financial Center or a Community Financial Center.  Regional Financial Centers are those locations that exhibit strong commercial banking potential, and require a broader based support structure.  Community Financial Centers, which are less geographically concentrated, typically offer greater retail opportunities, including emphasis on insurance and investment product sales.

In conjunction with the restructuring of the banking network, the Company announced agreements to sell 12 offices and close nine additional offices.  Offices to be sold included eight Arizona offices, three Nebraska offices and one North Dakota office.  The sale of the Arizona offices was completed on June 22, 2001, the sale of the three Nebraska offices was completed on July 20, 2001; and the sale of the North Dakota office was completed on August 17, 2001.  Six of the nine offices slated for closure were closed on July 20, 2001, and one office was closed on September 14, 2001.  Four of the nine offices slated for closure are located in communities in which the Company maintains additional offices, thus continuing to serve those customers from existing locations.

In preparation for the sale of the eight Arizona offices, the Company charged off its largest non-performing asset, a credit facility that was in the Arizona bank at the time the Arizona bank was acquired by the Company.  To maintain the current loan loss reserve level, the Company recorded a special loan loss provision equal to the amount of the charge-off.  The special provision of $2.4 million, or approximately $0.04 per share after tax, was recorded during the first quarter.

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

Overview

For the three months ended September 30, 2001, net income was $18.4 million, an increase of $689,000 or 3.9% from the $17.8 million during the 2000 period.  Basic earnings per common share for the three months ended September 30, 2001 were $0.45, compared to $0.40 in the same period in 2000.  Diluted earnings per share for the three months ended September 30, 2001 were $0.45.

Return on average assets and return on common equity for the three months ended September 30, 2001 were 1.26% and 20.89%, respectively, as compared to the 2000 ratios of 1.14% and 21.03%.  The increase in return on assets is principally due to a reduction in average assets, as a result of the Company’s efforts to restructure its balance sheet, reduced reliance on wholesale funding and the repurchase of its common shares.  The return on average common equity was relatively unchanged, as average common equity increased due to the combined effect of increased retained earnings, and the positive impact of an increase in the market value of available for sale securities offset by the impact of common share repurchases.

For the nine months ended September 30, 2001, net income was $46.4 million, a decrease of $8.3 million or 15.1% from the $54.7 million during the 2000 period.  Basic earnings per common share for the nine months ended September 30, 2001 were $1.13, compared to $1.15 in the same period in 2000.  Diluted earnings per share for the nine months ended September 30, 2001 were $1.11.  The decrease is principally due to a one-time after-tax charge of $5.1 million, or 12 cents per share, to account for the financial impact of a restructuring charge recorded in the first quarter of 2001 and the write-off of the Company’s largest non-performing loan and recognition of a special loan loss provision equal to the amount of the write-off of $1.5 million after-tax, or 4 cents per share.  Excluding the one-time charge and the special loan loss provision, diluted earnings per share would have been $1.27 per share for the nine months ended September 30, 2001.

Return on average assets and return on common equity for the nine months ended September 30, 2001 were 1.05% and 17.91%, respectively, as compared to the 2000 ratios of 1.17% and 19.60%.  The decrease in return on assets and return on equity is principally due to a reduction in net income, resulting from the restructuring charge and special loan loss provision. Return on average assets and return on average common equity, exclusive of the one-time charge and the special loan loss provision recorded in the first quarter of 2001, would have been 1.20% and 20.45%, respectively for the nine months ended September 30, 2001.

Results of Operations

Net Interest Income

Net interest income for the three months ended September 30, 2001 was $71.5 million, on a tax-equivalent basis, an increase of $3.2 million, or 4.7%, from the net interest income of $68.3 million earned during the 2000 period. The increase was principally due to the combination of a $13.7 million reduction in interest income and a $16.9 million reduction in interest expense resulting from a $382 million reduction in average assets, coupled with a 50 basis point increase in net interest margin.  The net interest margin of 5.35% for the period ended September 30, 2001 was up from 4.85% for the 2000 period.  The improvement in net interest margin is the result of the Company’s balance sheet restructuring and reduction in wholesale funding.

Net interest income for the nine months ended September 30, 2001 was $209.0 million, on a tax-equivalent basis, an increase of $560,000, or .3%, from the net interest income of $208.4 million earned during the 2000 period. The increase was principally due to the combination of a $24.5 million reduction in interest income and a $25.0 million decrease in interest expense resulting from a $320 million reduction in average assets, coupled with a 26 basis point increase in net interest margin.  The net interest margin of 5.18% for the period ended September 30, 2001 was up from 4.92% for the 2000 period.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2001 was $5.3 million, an increase of $2.3 million, or 78.1%, from the $3.0 million provision during the 2000 period. The increase is principally due to the Company’s objective of maintaining adequate reserve levels, which appropriately reflect the asset quality of the portfolio, and the economic environment within which the Company operates.

The provision for loan losses for the nine months ended September 30, 2001 was $14.2 million, an increase of $2.4 million, or 20.3%, from the $11.8 million provision during the 2000 period.  During the first quarter of 2001 the Company recorded a $2.4 million special loan loss provision to reflect the charge-off of the Company’s largest non-performing asset, an Arizona based credit facility that was in place when the Company acquired its initial Arizona operation in 1997.

Noninterest Income

Noninterest income for the three months ended September 30, 2001 was $19.6 million, an increase of $394,000, or 2.1%, from the 2000 level of $19.2 million. The increase was principally due to a $459,000 or 15.1% increase in insurance commissions, from the prior period.

Noninterest income for the nine months ended September 30, 2001 was $57.6 million, an increase of $1.0 million, or 1.8%, from the 2000 level of $56.6 million. The increase was principally due to a $1.5 million, 18.8% increase in insurance commissions which was offset by an $1.1 million decrease in investment sales commissions.  The decrease in investment sales commissions is due principally to the downturn in stock markets.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2001 was $55.7 million, a slight increase of $284,000, or 0.5%, from the level of $55.4 million during the 2000 period.

Noninterest expense for the nine months ended September 30, 2001 was $175.7 million, an increase of $11.1 million, or 6.7%, from the level of $164.6 million during the 2000 period. The increase was principally due to the $7.7 million one-time restructuring charge recorded in the first quarter of 2001.  During the first quarter of 2001, the Company also recorded a $462,000 early payment penalty, when it elected to pay off various Federal Home Loan Bank borrowings, which carried higher than market interest rates.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2001 was $9.5 million, an increase of $390,000, or 4.3%, from the 2000 level of $9.1 million, due primarily to the increase in pre-tax net income.

The provision for income taxes for the nine months ended September 30, 2001 was $24.1 million, a decrease of $3.3 million, or 12.3%, from the 2000 level of $27.4 million.  The decrease was due primarily to the decrease in pre-tax net income as a result of the one-time restructuring charge, which included the write-off of various non-deductible intangible assets and the special loan loss provision recorded in the first quarter of 2001.

Financial Condition

Loans

Total loans were $3.8 billion at September 30, 2001 and $3.7 billion at December 31, 2000.  The following table presents the Company’s balance of each major category of loans (dollars in thousands):

	September 30, 2001		December 31, 2000
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans
Loan category:
Real estate	$1,526,123	40.07%	$1,458,494	39.02%
Real estate construction	532,730	13.99%	466,616	12.48%
Commercial	833,700	21.89%	872,824	23.35%
Consumer and other	668,973	17.57%	686,064	18.35%
Agricultural	246,741	6.48%	254,204	6.80%
Total loans	3,808,267	100.00%	3,738,202	100.00%
Less allowance for loan losses	(54,820)		(52,168)
Total	$3,753,447		$3,686,034

Nonperforming Assets

At September 30, 2001, nonperforming assets were $25.0 million, a decrease of $1.1 million or 4.2% from the $26.1 million level at December 31, 2000. The decrease was principally due to the charge off a $2.4 million non-performing asset which had been in the Company’s loan portfolio since December 1997, when the bank that originated the asset was acquired.  At September 30, 2001, nonperforming loans as a percent of total loans were .58%, down from the December 31, 2000 level of .63%.  OREO was $2.9 million at September 30, 2001, an increase of $448,000 from $2.4 million at December 31, 2000.

Nonperforming assets of the Company are summarized in the following table (dollars in thousands):

Loans	September 30, 2001	December 31, 2000
Nonaccrual loans	$21,887	$23,426
Restructured loans	257	224
Nonperforming loans	22,144	23,650
Other real estate owned	2,885	2,437
Nonperforming assets	$25,029	$26,087
Loans 90 days or more past due but still accruing	$4,001	$2,482
Nonperforming loans as a percentage of total loans	.58%	.63%
Nonperforming assets as a percentage of total assets	.44%	.43%
Nonperforming assets as a percentage of loans and OREO	.66%	.70%

Total Loans	$3,808,267	$3,738,202
Total Assets	5,731,308	6,089,729

Allowance for Loan Losses

At September 30, 2001, the allowance for loan losses was $54.8 million, an increase of $2.8 million from the September 30, 2000 balance of $52.0 million.  Net charge-offs during the nine months ended September 30, 2001 were $2.9 million more than those incurred during the nine months ended September 30, 2000, principally as a result of the charge-off of the Company’s single largest non-performing asset, a $2.4 million credit facility at one of its Arizona offices, a credit facility which was outstanding at the time the bank was acquired by the Company in December 1997.

At September 30, 2001, the allowance for loan losses as a percentage of total loans was 1.44%, an increase from the September 30, 2000 level of 1.40% and the December 31, 2000 level of 1.40%.

The following table sets forth the Company’s allowance for loan losses (dollars in thousands):

	For the Nine Months ended September 30,
	2001	2000
Balance at beginning of period	$52,168	$48,878
Charge-offs:
Real estate	1,386	1,024
Real estate construction	2,480	44
Commercial	4,000	4,839
Consumer and other	7,002	5,435
Agricultural	305	632
Total charge-offs	15,173	11,974
Recoveries:
Real estate	188	98
Real estate construction	4	4
Commercial	617	1,041
Consumer and other	2,564	1,963
Agricultural	231	196
Total recoveries	3,604	3,302

Net charge-offs	11,569	8,672
Provision charged to operations	14,221	11,777
Balance at end of period	$54,820	$51,983
Allowance as a percentage of total loans	1.44%	1.40%
Annualized net charge-offs to average loans outstanding	0.41%	0.31%

Total Loans	$3,808,267	$3,717,311
Average Loans	3,778,399	3,704,736

Investments

The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.4 billion at September 30, 2001, a decrease of $371.5 million, or 20.8% from $1.8 billion at December 31, 2000.  At September 30, 2001, the investment portfolio represented 24.7% of total assets, compared with 29.4% at December 31, 2000.  The reduction in the level of the investment portfolio is the result of the Company’s balance sheet restructuring initiative which seeks to reduce the level of lower yielding assets and higher cost wholesale funding.  In addition to investment securities, the Company had investments in interest-bearing deposits of $3.4 million at September 30, 2001, an increase of $2.3 million from the $1.1 million at December 31, 2000.

Deposits

Total deposits were $4.8 billion at September 30, 2001, a decrease of $264.5 million, or 5.3%, from $5.0 billion at December 31, 2000.  Noninterest-bearing deposits at September 30, 2001 were $492 million, a decrease of $9 million, or 1.9%, from $501 million at December 31, 2000.  The Company’s core deposits as a percent of total deposits were 84.1% and 84.0% as of September 30, 2001 and December 31, 2000, respectively.  Interest-bearing deposits were $4.3 billion at September 30, 2001, a decrease of $255 million, or 5.6% from December 31, 2000.

Borrowings

Short-term borrowings of the Company were $31.7 million as of September 30, 2001, a decrease of $172 million, or 84.5%, from $204 million as of December 31, 2000.  The reduction in short-term borrowings is the result of the Company’s balance sheet restructuring initiative which seeks to reduce the level of wholesale borrowings.

Long-term debt of the Company was $140 million as of September 30, 2001, an increase of $16 million, or 12.9%, from the $124 million as of December 31, 2000.

Capital Management

Shareholders’ equity increased $12.7 million to $358 million at September 30, 2001 from $345 million at December 31, 2000.  At September 30, 2001, the Company’s Tier 1 capital, total risk-based capital and leverage ratios were 8.29%, 10.81%, and 6.28%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases).  At September 30, 2001, the Company had risk-weighted assets of $4.3 billion.

Stock Repurchases

On April 10, 2000, the Company announced its intention to repurchase up to 5 million shares of the Company’s common stock.  On August 9, 2000, the Company announced its intention to repurchase up to an additional 5 million shares of the Company’s common stock.  On August 7, 2001, the Company announced its intention to repurchase up to an additional 3 million shares of the Company’s common stock. As of November 8, 2001, the Company has repurchased 10,800,000 shares of common stock, which includes shares from a prior authorization and the two 5 million share authorizations in 2000 and the 2001 authorization, at prices ranging from $15.25 to $25.00.

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

None.

Item 5.            Other Information:

None.

Item 6.            Exhibits and Reports on Form 8-K:

(a)       Exhibits:

10.20 Agreement of Limited Liability Company of Community First Mortgage, LLC dated June 15, 2001 between Wells Fargo Ventures, LLC and Community First Home Mortgage, Inc.

(b)       Reports on Form 8-K:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.

Date: November 8, 2001	/s/ Mark Anderson
Mark A. Anderson
President and Chief Executive Officer

Date: November 8, 2001	/s/ Craig A. Weiss
Craig A. Weiss
Chief Financial Officer

Exhibit Index

10.20       Agreement of Limited Liability Company of Community First Mortgage, LLC dated June 15, 2001 between Wells Fargo Ventures, LLC and Community First Home Mortgage, Inc.*

*              Pursuant to Rule 24b-2, certain information has been deleted from this Exhibit and filed separately with the Commission.