Form 10-K
period 2001-12-31
COMMUNITY FIRST BANKSHARES INC
filed 2002-03-18
CIK 857593

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 13, 2002, assuming as market value the price of $26.03 per share, the average between the bid and asked sale prices on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $964 million.

        As of March 13, 2002, the Company had outstanding 39,857,503 shares of Common Stock, $.01 par value, net of treasury shares.

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

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2001 and the Proxy Statement for the Company's Annual Meeting of Shareholders to be held April 23, 2002, are incorporated by reference into Parts II and III, respectively, of this Form 10-K, to the extent described in such Parts.

PART I

ITEM 1. BUSINESS

GENERAL

        Community First Bankshares, Inc. (the "Company" or "we") is a bank holding company that, as of December 31, 2001, operated through one bank subsidiary with banking offices in 138 communities in Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. Total assets of the Company were approximately $5.8 billion as of December 31, 2001.

        The banking offices are community banks that provide a full range of commercial and consumer banking services primarily to businesses and individuals in small and medium-sized communities and the surrounding market areas. The Company provides its banking offices with the advantages of affiliation with a bank holding company, such as access to its lines of financial services, including trust products and administration, insurance and investment services, data processing services, credit policy formulation and review, investment management and specialized staff support. The Company grants autonomy to managers of the banking offices with respect to day-to-day operations, customer service decisions and marketing. Credit and product offerings are being centralized to increase efficiency. The banking offices are encouraged to participate in community activities, support local charities and community development, and otherwise enhance their images in their communities.

        The Company has built a network of banks and a solid customer base through acquisitions. The Company's plan is to increase the revenues and profit derived from that customer base by profitably increasing the number of products and services delivered per household and by expanding the channels through which customers can access those products and services. An enhanced online banking Web site is supplementing channels of in-person, mail, ATM, and telephone banking. A computer-based customer software system will enable the banks to focus on the products and services most relevant to each customer. The Company has recently introduced a program of Company-wide sales campaigns focusing on individual products.

RECENT STRATEGIES AND INITIATIVES

        During 2001, the Company implemented a series of strategic initiatives designed to improve customer service and strengthen its position as a provider of diversified financial services. These initiatives involved: refining the Company's model for delivery of services; centralizing credit operations; consolidating its bank charters into one bank charter and insurance operations into a single entity; contracting the asset base of the Company to enhance utilization of shareholder capital; and establishing a mortgage joint venture with Wells Fargo Home Mortgage.

Refining the Company's delivery model

        To bring product distribution focus to the Company's extensive banking network, the Company has designated certain of its banking offices Regional Financial Centers and Community Financial Centers. Regional Financial Centers are located in markets that have shown strong commercial banking potential and offer a full array of financial products and services for both the corporate and retail markets, including banking, trust and investment products. In some cases, Regional Financial Centers are typically aligned so that one larger banking office directs and supports smaller banking offices in close geographic proximity. Regional Financial Centers are managed by bank presidents. At December 31, 2001, the Company had 52 Regional Financial Centers.

        Community Financial Centers are less geographically concentrated and, although they offer a complete line of financial products and services, their emphasis is on retail banking products,

investments and insurance. Community Financial Centers are headed by branch managers. At December 31, 2001, the Company had 22 Community Financial Centers.

        To further enhance the Financial Center delivery model, the Company is integrating its insurance and investment sales forces into its retail sales delivery network. The Company believes this moves it towards a one-stop financial services supermarket and strengthens its opportunity to deepen customer relationships.

        The Company believes this structure allows the Company to staff its banking offices with financial service professionals who are sensitive to the financial needs of customers and to better respond to those needs. In addition to improving staffing, a key part of the Company's strategy is to improve its product and service delivery channels through improved technology. The Company is focusing on online banking, electronic bill paying and increased opportunities to sell investment products online. In addition, the Company is also implementing a data-warehoused customer relationship management system to improve customer-focused sales initiatives. To provide more products and services to its customers, the Company's employees are encouraged to be more sales-focused and to build a complete financial management relationship with customers. As a part of this strategy, the Company expects to continue to increase its efforts in insurance product sales. The Company acquired three insurance agencies in 2001, and expects to acquire additional insurance agencies to expand its local product offerings.

        In conjunction with the restructuring of its banking network, during 2001, the Company sold 14 banking offices and closed eight additional banking offices. Banking offices sold included ten Arizona banking offices, three Nebraska banking offices and one banking office in North Dakota. In the 14 banking offices sold, total deposits were $132 million. Four of the eight banking offices closed were located in communities where the Company maintains one or more additional banking offices, thus the Company continues to serve those customers from existing locations.

        The initiatives resulted in changes in staffing needs within the Company. In conjunction with the restructuring of the banking network, 21 eligible management staff took advantage of an early retirement program. This restructuring resulted in the Company taking a one-time after-tax charge against earnings of $5.1 million, or $0.12 per share in the first quarter of 2001.

Centralizing credit operations

        Under the redesigned delivery structure, the Company began implementation of a centralized credit process. When fully operational, the centralized structure will result in centralizing documentation and collection services for all banking offices from a Fargo, North Dakota location. As of December 31, 2001, decision making, documentation and collection services for indirect consumer loans have been centralized.

Consolidation of bank charters and insurance agencies

        Prior to 2001, the Company consolidated 11 of its bank charters into one national bank charter, Community First National Bank. During the first quarter of 2001, the Company completed the consolidation of its South Dakota state chartered bank into its national chartered bank. As a result, all banking operations are conducted under a single national charter. Additionally, Community First's insurance sales and operations, which had previously been conducted by two separate entities, have been merged into one subsidiary, Community First Insurance, Inc.

Enhanced use of shareholder capital

        Beginning in 2000 in connection with the consolidation of the Company's several bank charters into one charter, the Company focused on contracting its balance sheet to better utilize shareholder capital. This strategy involved several elements, including reducing the Company's reliance on wholesale funding sources, reducing Community First Financial Inc.'s purchased asset portfolio and redirecting capital towards repurchasing the Company's common stock to reduce the number of shares of common stock outstanding, all in an effort to deploy capital more efficiently.

Joint venture mortgage company

        On September 5, 2001, the Company announced the formation of a joint venture mortgage company through its subsidiary, Community First Home Mortgage, Inc., with Wells Fargo Home Mortgage called Community First Mortgage, LLC ("CFM"). The joint venture is designed to offer the Company's customers a broader line of mortgage products and increase the efficiency of the Company's back office support through improved access to current and future technology and expertise provided by Wells Fargo. The Company expects that access to Wells Fargo's products and technology will, over time, permit the Company to grow its mortgage business. CFM provides mortgage origination, documentation, processing and support for all of the Company's residential mortgage business. The joint venture became operational in November 2001.

        Under the terms of CFM's limited liability company agreement, with limited exceptions, while it is a member of CFM, the Company cannot engage directly or indirectly, in the residential mortgage lending business other than through CFM. The joint venture has a minimum term of ten years; however, the venture may be terminated earlier upon the occurrence of certain events, including a change in control of Wells Fargo or the Company or the failure of either party to perform its obligations under the agreement. Under the terms of the joint venture agreement, in exchange for the payment of certain fees by CFM, Wells Fargo (1) provides certain administrative services to CFM, including accounting, data processing and management information services, and leases to CFM the computer software and computer network used to conduct the business of CFM; (2) funds the loans made by CFM through a warehouse line of credit it provides to CFM; and (3) purchases the loans from CFM. Wells Fargo and the Company each made initial capital contributions of $125,000 and now each own 50% of CFM. Distributions of cash and allocations of profits and losses from CFM are to be made to each member in proportion to its ownership interest. CFM is governed by an operating committee consisting of four individuals, with each member of the joint venture appointing individuals to the operating committee in proportion to its interest.

REVIEW OF ACQUISITION OPPORTUNITIES

        As opportunities present themselves, the Company seeks to acquire banks in communities which generally have populations between 3,000 and 50,000 and are located in the Company's key target acquisition states of Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. The Company takes a disciplined approach to acquisitions, requiring a certain return on equity for potential targets. The Company looked at several potential targets in 2001, and placed bids on a few opportunities. In general, bank acquisitions have been difficult and can be expected to be difficult to conclude by the Company because of the Company's parameters of valuation, and insistence that any acquired bank be accretive within a short period of time and because larger acquirors with market expansion goals and greater resources have been and can be expected in the foreseeable future to be prepared to make significantly higher acquisition bids than the Company. Therefore, the Company did not complete any bank acquisitions in 2001. The Company routinely reviews acquisition opportunities and, at any given time, may have bids outstanding or may be involved in negotiations with the owners of financial institutions or other parties relative to a particular financial institution, its branches or its deposit accounts. The Company currently has no agreements in place to acquire other banks, branches or deposit accounts.

        The Company made a number of significant acquisitions in 1999 and 1998, as outlined below. On December 21, 1999, the Company acquired River Bancorp, Inc., the bank holding company for

Northland Security Bank, located in Ramsey, Minnesota. On October 7, 1999, the Company acquired Valley National Corporation, a publicly-held corporation and the bank holding company for Valle de Oro Bank, National Association, headquartered in El Cajon, California, with six bank locations in Spring Valley, El Cajon, La Mesa and Santee, California. On August 7, 1998, the Company acquired Guardian Bancorp, the bank holding company for Guardian State Bank, headquartered in Salt Lake City, Utah, with banking offices in Salt Lake City and Sandy, Utah. On July 1, 1998, the Company acquired Western Bancshares of Las Cruces, Inc., the bank holding company for Western Bank, headquartered in Las Cruces, New Mexico with offices in Anthony, Hatch and Las Cruces, New Mexico. On May 7, 1998, the Company acquired FNB, Inc., a two-bank holding company headquartered in Greeley, Colorado with offices in Greeley and Fort Collins, Colorado. On April 30, 1998, the Company acquired Pioneer Bank of Longmont, Longmont, Colorado, with five banking offices in four Colorado communities. On April 3, 1998, the Company acquired Community Bancorp, Inc., the parent company of Community First National Bank, Thornton, Colorado. On January 23, 1998, the Company acquired 37 banking offices located in Arizona, Colorado and Utah from three subsidiary banks of Banc One Corporation.

BANKING ACTIVITY

        The banking offices operated by the Company provide a full range of commercial and consumer banking services primarily to individuals and businesses in small and medium-sized communities and the surrounding market areas. The banking offices draw most of their deposits from, and make most of their loans within, their respective market areas. The banking offices owned by the Company as of December 31, 2001, were located in Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.

COMMUNITIES SERVED

        As of December 31, 2001, the Company had banking offices in communities with populations ranging from approximately 200 to 50,000, except for the larger communities of Fargo, North Dakota; Denver, Englewood (a Denver suburb), Boulder, Colorado; El Cajon (a San Diego suburb), California, Salt Lake City, Utah, Cheyenne, Wyoming and Ramsey, Minnesota (a Minneapolis-St. Paul suburb). The Company has operated profitably in these communities and has continued to acquire institutions in larger markets, reducing the percentage of revenues derived from smaller markets. Each of the banking offices seeks to serve a market area with greater population. As with other small, non-metropolitan communities, many of the smaller communities in which the banking offices presently operate have experienced or are expected to experience no growth or a decline in population. The economies of some of the smaller communities, especially those in Nebraska, North Dakota and South Dakota, depend primarily on farming, farm service and agricultural supply businesses. If reductions in population or adverse economic trends in specific communities result in decreased profitability in the banking offices in those communities, the Company may consider selling bank assets and reducing the level of services provided in such communities.

        Management believes that future growth in the business of the Company will largely depend on successful execution of the Company's strategies. By offering customers a full suite of financial products and services through a broader range of channels, the Company will endeavor to increase the number of products sold to each customer. Sophisticated customer analysis tools will enable the Company to target the marketing of these products more effectively. In addition, the Company will undertake Company-wide marketing initiatives to increase noninterest income through sales of investment products, trust services and insurance.

ADMINISTRATION OF BANKING OFFICES

        The Company provides policy and management direction and specialized staff support while relying on bank managers for day-to-day operations, customer service decisions and community relations. The Company is responsible for policy-related functions, such as supervisory credit review, audits, personnel policies and internal examination activities. Resource allocations for administrative support by the Company are balanced to provide adequate support services for each banking office's operations, while carefully controlling service costs charged to each office. The major areas of administration are as follows:

        CREDIT. The Company's lending activities are guided by the general loan policy established by the Board of Directors. The Board of Directors of the bank subsidiary has established loan approval limits for each banking office of the Company. The limits established for each bank location range from $25,000 to $500,000 per borrower. Renewals of any criticized or classified loans have a limit of $25,000. Amounts in excess of the individual banking office's lending authority are presented to the regional credit officers. The regional credit officers have lending authority up to $750,000 per non-classified borrower. With concurrence of a second regional credit officer, or the respective division manager, the limit increases to $1.5 million. Loans above $1,500,000 per pass-rated borrower, $1,000,000 per watch-rated borrower and $250,000 per classified borrower are presented to the Senior Credit Committee of the Company for approval.

        FINANCE. The Board of Directors of the Company has established policies in the areas of asset/liability management, investments, capital expenditures, accounting procedures and capital and dividend management. Policies are implemented and monitored for compliance by the Chief Financial Officer and the Asset/Liability Committee of the Company.

        OPERATIONS. Community First Technologies, Inc. ("CFT"), a subsidiary of the Company, provides data processing and operations support services to the Company by contract. CFT's system is designed to provide for all of the Company's data-processing needs and can be expanded to accommodate future growth and additional service applications. In addition to its facilities in Fargo, North Dakota, CFT also has a data processing facility in Golden, Colorado. Additional expenditures for equipment, consistent with the increased data processing volumes, would likely be necessary if any significant acquisitions occur during 2002.

        MARKETING. The Company is implementing a computer-based data-warehoused customer relationship management system that will enable the banking offices to deliver more value to their customers by focusing on the products and services most relevant to each customer. It has also initiated a regular schedule of Company-wide sales campaigns that will focus on individual products. The success of the first campaign, for an annuity product, demonstrated the power of a focused marketing effort across the entire network. Future Company-wide marketing efforts will be aided by the enhanced online banking Web site that will be upgraded in 2002.

        OTHER SERVICES. The Company provides other services for the benefit of the banking offices, such as outside professional services, central human resources services, benefits administration, marketing guidance and centralized purchasing of supplies.

INSURANCE AGENCIES

        The Company currently owns and operates insurance agencies located in 45 communities served by the bank through its indirect subsidiary, Community First Insurance, Inc. These agencies are primarily engaged in the sale of property and casualty insurance and make some sales of other types of insurance, such as life, accident and crop hail insurance. The Company had commission revenue of $12.5 million in 2001.

OTHER ACTIVITIES

        Although the Company intends to maintain its focus on the banking business in its targeted market areas, the Company will consider other permitted business activities as opportunities arise. The noninterest income activities of the Company in insurance, trust and securities sales are expected to become collectively a material revenue and profit center of the Company in the future.

        The Company administers all of its trust activity through the trust department in Fargo, North Dakota. Eight banking offices maintain trust departments, and their services are more broadly available in other Company banking offices. Trust services are made available to customers in those locations through local trust officers or by appointment with members of the trust department.

        In February 2001, the Company entered into an agreement with PrimeVest Financial Services, Inc. under which PrimeVest would provide securities brokerage, insurance and investment advisory services to the Company's customers through PrimeVest centers located within the Company's banking offices. The agreement provides for shared sales commissions with the Company pursuant to an agreed upon commission schedule and requires PrimeVest to perform various compliance and administrative functions related to its securities and insurance activities. In addition to full service brokerage, insurance and investment advisory services, the PrimeVest agreement also provides the Company's customers with online financial services to complement the Company's focus on technology enhancements to improve product and service delivery. The PrimeVest agreement is a three-year agreement.

        Federal bank regulation permits bank holding companies to engage in other limited activities, such as the distribution of certain types of securities, and future changes in such regulation are expected to further expand the types of activities in which the Company may engage.

COMPETITION

        Commercial banking is highly competitive. In the conduct of certain aspects of its business, the Company competes with other commercial banks, savings and loan institutions, issuers of fixed income investments, finance corporations, credit unions and money market funds, securities and insurance firms, among other types of institutions. The Company competes with these institutions in such areas as obtaining new deposits, offering new types of services and setting loan rates and interest rates on various types of deposits, as well as other aspects of the banking business. Management believes community residents and businesses prefer to deal with local banks and the Company has generally been able to compete successfully in its respective communities because of the Company's emphasis on local management and the autonomy of management in community relations. At the same time, the Company provides its locations with the advantages of centralized sophisticated administration and the opportunity to make larger loans and diversify their lending activity through group participations. Further, because most of the Company's locations have a significant market share in the communities they serve, the Company believes the banking offices can, to a degree, influence deposit and loan pricing in their markets and are subject to less competition based on deposit and loan pricing than would be the case in larger metropolitan markets with more competitors. However, the Company has experienced increased price competition from credit unions and brokerage firms in certain market areas in recent periods.

        The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act") permits affiliation among banks, securities firms and insurance companies by creating a new type of financial services company called a "financial holding company." Financial holding companies may offer many kinds of financial services, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Under the GLB Act, securities firms and insurance companies that elect to become a financial holding company may acquire banks and other financial institutions. The GLB Act significantly changes the competitive environment in which our bank does business. The

GLB Act also imposes new restrictions on the bank's use of customer financial information that could make it difficult or costly for the Company to cross-sell banking, insurance and investment products to its customers. See "Supervision and Regulation," below.

EMPLOYEES

        The Company had 2,517 employees at December 31, 2001, including 1,999 full-time employees and 518 part-time employees. Of these individuals, 206 were employed at the holding company, 1,816 were employed at the bank, 358 were employed by CFT and 137 were employed by Community First Insurance, Inc.

SUPERVISION AND REGULATION

        GENERAL. As a bank holding company, the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's national bank subsidiary is regulated by the Office of the Comptroller of the Currency ("OCC"). The deposits of the Company's banking subsidiary are insured by the Bank Insurance Fund ("BIF"), which subjects the subsidiary to regulation by the Federal Deposit Insurance Corporation ("FDIC"). In addition to the impact of direct regulation, commercial banks are affected significantly by action taken by the Federal Reserve Board with respect to the money supply and credit availability.

        The Company has other financial services subsidiaries that are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. For example, the Company's insurance subsidiary is subject to regulation by the state insurance licensing and regulatory agencies having jurisdiction in each office location.

        FINANCIAL MODERNIZATION. On November 12, 1999, the GLB Act became law. The GLB Act repealed provisions of the Glass-Steagall Act of 1933 and extensively revised the BHC Act by significantly expanding the range of permissible activities of banks and bank holding companies and permitting affiliations of banking, insurance and securities organizations. The Company continues to review the implications of the GLB Act on its business activities.

        The GLB Act imposes new requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

        HOLDING COMPANY REGULATION. The Company is a bank holding company within the meaning of the BHC Act. As a result, the Company's activities are subject to limitations under the BHC Act, and certain transactions between the Company and its affiliates are subject to restrictions. Further, the Company is required to file periodic reports with the Federal Reserve Board and is subject to examination. The Federal Reserve Board has the authority to issue cease and desist orders against the Company if the Federal Reserve Board determines that actions by the Company are unsafe, unsound or violate the law. The Federal Reserve expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could be funded only in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Under a longstanding policy of the Federal Reserve, the Company is expected to act as a source of financial strength to its banking subsidiary and to commit resources to support it.

        Under the BHC Act, the Company must obtain prior Federal Reserve Board approval before the Company acquires direct or indirect ownership or control of 5% or more of the voting stock of any bank or bank holding company, or the Company merges or consolidates with another bank holding company. Further, the bank holding company is generally prohibited from acquiring direct or indirect ownership or control of a company that is not a bank or bank holding company, unless (i) the Federal Reserve Board has, by order or regulation, determined that the proposed non-banking activity is so closely related to banking or managing or controlling banks as to be a proper incident thereto, or (ii) the Company elects to become a "financial holding company" under the GLB Act and the proposed non-banking activity is a "financial activity," within the terms of the GLB Act, or an "incidental" or "complementary" activity, as determined by order or regulation of the Federal Reserve Board and the Secretary of the Treasury. In reviewing any application or proposal by a bank holding company, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the community to be served, as well as the probable effect of the transaction upon competition.

        BANK REGULATION. The bank is subject to detailed federal and state laws and regulation. The national bank subsidiary of the Company is primarily supervised by the OCC, a bureau of the United States Department of the Treasury. The OCC regularly examines national banks in such areas as reserves, loans, investments, trust services, management practices, compliance with the Community Reinvestment Act and other aspects of bank operations and policies. These examinations are designed for the protection of the deposit insurance system and the enforcement of federal and state laws and regulations and not for the shareholders of the Company. In addition to undergoing these regular examinations, national banks must furnish quarterly reports to the OCC containing detailed and accurate financial statements and schedules.

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

        With the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), Congress made comprehensive revisions to the bank regulatory and funding provisions of the Federal Deposit Insurance Act. Under FDICIA and the IBBEA, the primary regulatory authorities are required to take "prompt corrective action" with respect to depository institutions insured by the FDIC that do not meet the criteria for classification as either "well capitalized" or "adequately capitalized," based upon the institution's leverage ratio, risk-adjusted Tier 1 capital ratio and risk-adjusted total capital ratio. As of December 31, 2001, the Company's subsidiary Bank was classified as "well capitalized." Under-capitalized depository institutions are subject to a wide range of limitations in operations and activities, including capital distributions, payment of management fees, and limitations upon institution growth.

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

        FDIC INSURANCE. The FDIC insures deposits of the national bank subsidiary up to the prescribed limit per depositor through the BIF, and the amount of FDIC assessments paid by each BIF member institution is based upon its relative risk of default as measured by regulatory capital ratios and other factors. The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. Under current FDIC assessment guidelines, the Company expects that it will not incur any FDIC deposit insurance assessments during the next fiscal year, although the current system for assigning assessment risk classification to insured depository institutions is being reviewed by the FDIC and the deposit insurance assessments are subject to change. The Company is subject to separate assessments to repay bonds ("FICO bonds") issued in the late 1980's to recapitalize the former Federal Savings and Loan Insurance Corporation. The assessment for the payments on the FICO bonds for the quarter beginning January 1, 2002 is 1.82 basis points for BIF-assessable deposits. As of December 31, 2001, each of the Company's bank locations qualified for the lowest BIF assessment rate.

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

        USA PATRIOT ACT. On October 26, 2001, the President signed the USA Patriot Act of 2001 (the "Patriot Act") into law. The Patriot Act contains sweeping anti-money laundering and financial transparency provisions, including:

  •
  Due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons;

  •
  Standards for verifying customer identification at account opening; and

  •
  Rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

        The Patriot Act now specifically requires the Federal Reserve Board, when reviewing applications by bank holding companies, to take into consideration the effectiveness of applicants in combating money-laundering activities. The Patriot Act grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. The Company will establish policies and procedures to ensure compliance with the Patriot Act; while the Company has not determined the impact that Patriot Act will have on its operations, the impact is not expected to be material.

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K and other documents filed by the Company with the SEC contain forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings or results from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."

        Forward-looking statements give the Company's expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. A number of factors, many of which are beyond the Company's control, could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Factors that could cause actual results to differ from the results discussed in forward-looking statements include, but are not limited the factors described below.

        Our Earnings are Significantly Affected by General Business and Economic Conditions. Our business and financial results are affected by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the condition of the U.S. economy, in general, and the local economies in which we operate. Should economic conditions continue to worsen in the United States or abroad, demand for loans and other products and services we offer could decrease and the number of borrowers who fail to repay their loans could increase. In addition, interest rates in the United States have been at their lowest levels in decades and if interest rates now rise, demand for loans could decrease. Banks depend largely on the relationship between the cost of funds, primarily deposits, and the yield on earning assets. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, including the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Our performance is subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest earning assets. Although we have an asset liability management strategy designed to control our risk from changes in market interest rates, rapid and sustained changes in interest rates still could have an adverse effect on our profitability. At December 31, 2001, based on the difference between repricing assets and repricing liabilities, we were liability sensitive which means that our liabilities would reprice more quickly than our assets as interest rates change.

        Credit Losses are Inherent in Our Business, and Our Allowance for Loan Losses May be Inadequate to Cover Actual Loan Losses. Every loan carries a risk of non-payment. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our loan portfolio. We make a number of assumptions and judgments about the collectibility of our loan portfolio when determining the amount of the loan loss allowance. We determine the amount of the allowance through a periodic review and consideration of several factors, including: the quality, size and diversity of our loan portfolio; an evaluation of non-performing loans; our historical loan loss experience; and the amount and quality of collateral, including guarantees, securing the loans.

        If our assumptions are wrong, our allowance for loan losses may be insufficient to cover our losses and have an adverse effect on our operating results and we may need to increase our allowance in the future. During 2001, we modified the methodology we use to allocate the allowance within individual loan portfolios. These policies and procedures, however, may not prevent unexpected losses and substantial allocations to our allowance for loan losses that could materially adversely affect our results of operations. In the first quarter of 2001 we recorded a special loan loss provision to maintain our loan loss reserves. We cannot assure you that we will not need to record similar provisions in the future.

        The Financial Services Industry is Highly Competitive. We operate in a competitive environment for our financial products and services. The competition among financial services companies to attract and retain customers is intense. Customer loyalty can be easily influenced by a competitor's new products, especially offerings that provide cost savings to the customer. Some of our competitors may be better able to provide a wider range of products and services. We expect these competitive pressures to increase due to legislative, regulatory and technological changes and the continued consolidation in the financial services industry. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Also, investment banks and insurance companies are competing with banks in traditional banking businesses such as lending and consumer banking. Many of our competitors are larger and better capitalized than we are. Many of our competitors may also have fewer regulatory constraints and lower cost structures. We expect that the consolidation of the financial services industry will result in larger, better-capitalized companies offering a wide array of financial services and products. The GLB Act permits affiliation among banks, securities firms and insurance companies by creating a new type of financial services company called a "financial holding company." Financial holding companies may offer many kinds of financial services, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Under the GLB Act, securities firms and insurance companies that elect to become a financial holding company may acquire banks and other financial institutions. The GLB Act significantly changes the competitive environment in which we do business. The GLB Act also imposes new restrictions on our use of customer financial information that could make it difficult or costly for us to cross-sell banking, insurance and investment products to our customers.

        Our Earnings are Significantly Affected by the Fiscal and Monetary Policies of the Federal Government and its Agencies. The policies of the Federal Reserve Board impact us significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest that commercial banks pay on their interest-bearing deposits and can affect the value of financial instruments we hold. Those policies also determine to a significant degree our cost of funds for lending and investing. Changes in those policies are beyond our control and are hard to predict. Federal Reserve Board policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans.

        Maintaining or Increasing our Market Share Depends on Market Acceptance of New Products and Services. Our success depends, in part, on our ability to develop, and gain customer acceptance of, new products and services. Financial services companies face increasing pressure to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including Internet- based services, could require us to make substantial expenditures to modify or adapt our existing products and services. We may not be able to successfully introduce new products and services, achieve market acceptance of our products and services, or develop and maintain loyal customers.

        Changes in the regulatory structure or the statutes or regulations that apply to us could have a material impact on our operations. We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Office of the Comptroller of the Currency. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than the shareholders of these entities. Our success depends on our continued ability to comply with these regulations. Some of these regulations may increase our costs and thus place non-bank financial institutions in stronger, more competitive positions. Regulatory authorities have extensive discretion in carrying out their supervisory and enforcement responsibilities. They have also implemented regulations which have increased capital requirements, increased insurance premiums, required approval of acquisitions and other changes of control and resulted in increased administrative and professional expenses. Any change in the existing regulatory structure or the applicable statutes or regulations could have a material impact on our operations. Additional legislation and regulations may be enacted or adopted in the future which could significantly affect our powers, authority and operations, which in turn could have a material adverse effect on our operations.

        We are dependent upon key executives who would be difficult to replace.    Our continued profitability is dependent on our senior management team. We would likely have a difficult transition period if the services of any of our senior executives were lost for any reason. Recruiting talent in the competitive financial services industry is difficult generally. There is no assurance that we will be able to retain our current key executives or attract additional qualified key persons as needed.

        Other factors, such as credit, market, operational, liquidity, interest rate, governmental regulation and other risks are described elsewhere in this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

EXECUTIVE OFFICERS

        The executive officers of the Company are as follows:

Name	Age	Position
Donald R. Mengedoth	57	Chairman of the Board
Mark A. Anderson	44	President and Chief Executive Officer
Ronald K. Strand	55	Vice Chairman—Chief Operating Officer
Craig A. Weiss	40	Executive Vice President—Chief Financial Officer
Thomas R. Anderson	46	Executive Vice President—Treasury, Treasurer and Chief Investment Officer
Dan M. Fisher	47	Chief Information Officer, President and Chief Executive Officer of Community First Technologies, Inc.
Douglas G. Vang	43	Senior Vice President—Director of Human Resources
Bruce A. Heysse	50	Senior Vice President—Credit Administration
Thomas A. Hilt	59	Senior Vice President—Chief Administrative Officer
Gary A. Knutson	54	Executive Vice President—Eastern/California Division President
Dean D. Kling	45	Senior Vice President—Financial Services Program Manager
Charles A. Mausbach	50	Executive Vice President—Western Region President
Bradley J. Rasmus	40	Senior Vice President—Community Financial Center President
Patricia J. Staples	46	Senior Vice President—Director of Market Development

        Donald R. Mengedoth has been Chairman of the Board and a director of the Company since its organization in 1986. Until March 1, 2000, he had also served as President and Chief Executive Officer of the Company. Under an Employment Agreement entered into on March 1, 2000, Mr. Mengedoth will serve as Chairman of the Board of Directors from March 1, 2000 to December 31, 2002. Mr. Mengedoth was with First Bank System, Inc. ("FBS"), currently known as U.S. Bancorp, from 1982 to 1987 and has worked in the banking business since 1966, including management positions in retail banking operations, human resources and commercial lending. From 1984 to 1987, Mr. Mengedoth was Regional Managing Director of FBS. From 1979 to 1982, Mr. Mengedoth was Vice President—

Operations for FBS. Prior to that time, he was Senior Vice President of First Bank Milwaukee. He is a past President of the American Bankers Association.

        Mark A. Anderson was appointed President and Chief Executive Officer of the Company on March 1, 2000. Prior to this time, he was Vice Chairman—Corporate Services of the Company from October 1998 to March 2000. He also served as Chief Financial Officer, Secretary and Treasurer of the Company since the Company began operation in 1986 to March 2000, and he was Chief Information Officer from February 1998 to March 2000. He was Vice President and Regional Controller for FBS from 1984 to 1987. From 1979 to 1984, he held various positions with FBS-affiliated banks in the finance and credit analysis areas. Mr. Anderson is a Chartered Financial Analyst and a Certified Management Accountant.

        Ronald K. Strand was appointed Vice Chairman—Chief Operating Officer of the Company on March 1, 2000. He had been Vice Chairman—Financial Services Division since October 1998. Mr. Strand was Executive Vice President—Banking Group from February 1993 to October 1998, and was previously Senior Vice President and Region Manager for South Dakota and North Dakota for the Company from January 1991 to February 1993. Previously, Mr. Strand had been Vice President and Regional Manager for the Company and President, Chief Executive Officer and a director of the Company's affiliate bank in Wahpeton, North Dakota since 1988. Prior to his affiliation with the Company, he served as President and Chief Executive Officer of Norwest Bank of North Dakota, N.A., Wahpeton, from 1985 until 1988. He was employed by Norwest for a total of 15 years, having previously worked in Norwest banks in Jamestown, North Dakota, and Moorhead, Minnesota.

        Craig A. Weiss was appointed Chief Financial Officer on March 1, 2000 and Executive Vice President—Chief Financial Officer in August 2001. He was Senior Vice President—Finance of the Company from February 1998 to March 2000. He also served as Vice President Finance of the Company from 1988 to 1998 and Finance and Accounting Manager from 1987 to 1988. Prior to 1987, he was employed by First Bank System, most recently as a Regional Financial Analyst. Mr. Weiss is a Certified Public Accountant.

        Thomas R. Anderson was appointed Treasurer of the Company on March 1, 2000 and has been Executive Vice President—Treasury since August 2001. From 1997 to 2001, he was Senior Vice President—Treasury. He was previously Vice President/Funds Manager of the Company from 1988 to 1997 and Funds Management Officer from 1987 to 1988. Prior to 1987, he was employed by Norwest Corporation for seven years, most recently as a Senior Financial Analyst.

        Dan M. Fisher was appointed Chief Information Officer of the Company on March 1, 2000. He has been President and Chief Executive Officer of Community First Technologies, Inc. (formerly known as Community First Service Corporation) since October 1998 and previously served as Executive Vice President—Bank Operations at this subsidiary. Mr. Fisher was previously District Manager and Senior Vice President of Fiserv Inc., a financial services data and item processor from October 1996 to September 1998. Prior to that, he served as Senior Vice President and Operations Manager of Norwest Bank Minnesota, N.A. from August 1988 to October 1996.

        Douglas G. Vang has been Senior Vice President—Director of Human Resources since April 2001. From 1995 to 2001, he served in various senior executive officer positions, including Senior Vice President, Chief Operating Officer and Division President for Banner Health System, a nonprofit health care system.

        Bruce A. Heysse was appointed Senior Vice President—Credit Administration in February 2001. Prior to this time, he served as Senior Vice President—Acquisitions and Integration from July 1996 to January 2001. He was Senior Vice President and Integration Manager of the Company from November 1995 to June 1996. He was Vice President and Senior Credit Officer of the Company from

1987 to November 1995. He began his banking career at the Company's affiliate bank in Wahpeton, North Dakota, and had a total of 11 years of banking experience prior to joining the Company.

        Thomas A. Hilt has been Senior Vice President—Chief Administrative Officer of the Company since 1988 and served as President of Community First Service Corporation (now known as Community First Technologies, Inc.), the Company's data processing subsidiary, from 1988 to 1998. He was Vice President and Manager—Operations Support for the Regional Division of FBS from 1984 to 1987. Prior to 1984, he held various positions with FBS since 1967, including responsibility for systems development, programming, audit and examination functions.

        Gary A. Knutson has been Executive Vice President—Eastern/California Division President since August, 2001. He previously was Executive Vice President—Division President from July 1996 to August 2001. He also served as Senior Vice President and Western Manager from September 1993 to July 1996. He was President, Chief Executive Officer and a director of the Company's affiliate bank in Wahpeton, North Dakota from January 1991 to September 1993. He began his banking career at the Company's affiliate bank in Lidgerwood, North Dakota, and had a total of 14 years of banking experience prior to joining the Company.

        Dean D. Kling has been Senior Vice President—Financial Service Program Manager since April 2001. Previously, he served as Regional Sales Manager for Wells Fargo Bank North Dakota, N.A. from 1983 to April 2001.

        Charles A. Mausbach has been Executive Vice President—Western Division President since August 2001. From March 1998 to August 2001 he was Senior Vice President—Southwestern Region President. He also served as President of Community First National Bank, Worthington, Minnesota from October 1992 to February 1998.

        Bradley J. Rasmus was appointed Senior Vice President—Community Financial Center President in February 2001. Prior to that time, he was Senior Vice President—Financial Services from February 1999 to January 2001. He was previously Vice President & Financial Services Sales Manager from 1995 to 1999. From 1992 until 1995, he was Regional Vice President of Account Development for Richard Leahy Corporation, a financial services company.

        Patricia J. Staples has been Senior Vice President—Director of Market Development since July 1994. Previously, Ms. Staples was employed as the public relations manager with MeritCare Health System in Fargo, North Dakota for 10 years.

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

        The Company maintains its offices at 520 Main Avenue, Fargo, North Dakota, consisting of approximately 51,000 square feet at an annual rental of $803,000, payable to its subsidiary, CFPI. The Company believes these facilities will be adequate for the foreseeable future. The Company also utilizes office space at its bank's offices located in Denver, Colorado and Cheyenne, Wyoming. The bank owns each of its offices and those of its branches, and these facilities range in size from approximately 1,200 to 36,000 square feet. During 1997, the Company constructed and owns a 47,000 square foot two-story building in Fargo, North Dakota which is leased to CFT. During the latter part of 2001, the Company entered into a lease for a 15,000 square foot credit service center in Fargo, North Dakota at an annual rental rate of $291,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Information as to the principal market on which the Company's common stock is traded, market price information for the common stock of the Company, the approximate number of holders of record as of the most recent practicable date, and the Company's dividend policy is incorporated herein by reference to page 17 of the 2001 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 6. SELECTED FINANCIAL DATA

        Selected financial data for the five years ended December 31, 2001, consisting of data captioned "Financial Highlights" on the inside cover page of the 2001 Annual Report to Shareholders, "Consolidated Statement of Condition—Five-Year Summary" on page 32 of the "Financial Review" section of the Annual Report and "Consolidated Statement of Income-Five Year Summary" on page 33 of the "Financial Review" section of the 2001 Annual Report are incorporated herein by reference to such information included in the 2001 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 14 of the "Financial Review" section of the 2001 Annual Report to Shareholders is incorporated hereby by reference, and attached hereto as Exhibit 13.1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information set forth on pages 3 through 14 of the "Financial Review" section of the 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis—Results of Operations, Financial Condition and Asset/Liability Management" is incorporated herein by reference, and attached hereto as Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Statements of Financial Condition of the Company as of December 31, 2001 and 2000, and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Shareholders' Equity and Cash Flows for each of the three years ended December 31, 2001, the Notes to the Consolidated Financial Statements and the Report of Ernst & Young LLP, independent auditors, contained in the Company's 2001 Annual Report to Shareholders on pages 15 through 31 of the section entitled "Financial Review" are incorporated herein by reference, and attached hereto as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth in the Company's Proxy Statement as filed with the Securities and Exchange Commission under the captions "Election of Directors" on pages 4-10 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 for the Annual Meeting of Stockholders to be held April 23, 2002, is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2002, under the caption "Executive Compensation" on pages 8-13 is incorporated herein by reference, except that information under the captions "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance" is not so incorporated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2002, under the caption "Security Ownership of Principal Shareholders and Management" on page 3 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2002, under the caption "Certain Transactions" on pages 15-16 is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
DOCUMENTS FILED AS PART OF THIS FORM 10-K:

1.
FINANCIAL STATEMENTS. See Item 8, above and Exhibit 13.1.

2.
FINANCIAL STATEMENT SCHEDULES. All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.
PRO FORMA FINANCIAL INFORMATION. None.

(b)
REPORTS ON FORM 8-K.

        None.

(c)
EXHIBITS.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the 1996 Form 10-K), as amended by a Certificate of Amendment to the Registrant's Certificate of Incorporation as filed with the Delaware Secretary of State on May 7, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998 [the "1998 Form 10-K"]).
3.2
Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 [File No. 33-41246], as declared effective by the Commission on August 13, 1991 [the "1991 S-1"] ).

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
10.1	2001 Annual Incentive Plan for Holding Company Management.*
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
10.9
Promissory Notes dated July 14, 1997 (Current Notes), each in the principal amount of $8,333,333.33, issued to each of Harris, Bank of America and Norwest Bank (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-K).
10.10	Credit Agreement dated July 14, 1997 among the Company, Harris, Bank of America, Norwest Bank as a lender, and Norwest Bank as Agent (incorporated by reference to Exhibit 10.10 to the 1997 Form 10-K).
10.10.1	Amended and Restated Credit Agreement dated as of April 30, 1999 between the Company, Harris and Wells Fargo National Association (incorporated by reference to Exhibit 10.10.1 to the 2000 Form 10-K).
10.10.2
First Amendment dated April 21, 2000 to Amended and Restated Credit Agreement dated April 30, 1999 between the Company and Harris and Wells Fargo National Association (incorporated by reference to Exhibit 10.10.2 to the 2000 Form 10-K).
10.10.3
Second Amendment dated December 22, 2000 to Amended and Restated Credit Agreement dated as of April 30, 1999 between the Company and Harris and Wells Fargo National Association (incorporated by reference to Exhibit 10.10.3 to the 2000 Form 10-K).
10.10.4
Current note dated December 22, 2000 in the principal amount of 35,000,000 issued to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 10.10.4 to the 2000 Form 10-K).
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
10.14
Registrant's Deferred Compensation Plan for Members of the Board of Directors, effective August 1, 1993, including First Amendment to the Registrant's Deferred Compensation Plan for Members of the Board of Directors, effective as of February 1, 1999 (incorporated by reference to Exhibit 10.14 to the 1998 Form 10-K).
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
10.16
Plan of Reorganization and Merger Agreement dated as of May 31, 2000 by and between Community First National Bank, Phoenix, Arizona, Community First National Bank, Spring Valley, California, Community First National Bank, Fort Morgan, Colorado, Community First National Bank, Decorah, Iowa, Community First National Bank, Fergus Falls, Minnesota, Community First National Bank, Alliance, Nebraska, Community First National Bank, Las Cruces, New Mexico, Community First National Bank, Salt Lake City, Utah, Community First National Bank, Spooner, Wisconsin, Community First National Bank, Cheyenne, Wyoming and Community First National Bank, Fargo, North Dakota (incorporated by reference to Exhibit 10.16 to the 2000 Form 10-K).
10.17	Credit Agreement dated as of December 22, 2000 between the Company and Harris (incorporated by reference to Exhibit 10.17 to the 2000 Form 10-K).
10.18	Subordinated Term Note dated December 22, 2000 in the principal amount of $25,000,000 issued to Harris (incorporated by reference to Exhibit 10.18 to the 2000 Form 10-K).
10.19
Plan of Reorganization and Merger Agreement dated as of December 31, 2000, by and between Community First State Bank, a South Dakota banking corporation and Community First National Bank, a national banking association (incorporated by reference to Exhibit 10.19 to the 2000 Form 10-K).
10.20
Agreement of Limited Liability Company of Community First Mortgage, LLC dated June 15, 2001 between Wells Fargo Ventures, LLC and Community First Home Mortgage, Inc. (pursuant to Rule 24b-2, certain information has been deleted from this Exhibit and filed separately with the Commission.)
10.21	Separation Agreement dated as of March 12, 2001, by and between the Company and David A. Lee.

13.1	Annual Report to Shareholders.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.

*
Executive compensation plans and arrangements.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC. ("Registrant")
Dated: March 14, 2002	By:	/s/ MARK A. ANDERSON Mark A. Anderson President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature and Title	Date

Donald R. Mengedoth Chairman of the Board of Directors	March , 2002
/s/ MARK A. ANDERSON Mark A. Anderson President and Chief Executive Officer (Principal Executive Officer)	March 14, 2002
/s/ CRAIG A. WEISS Craig A. Weiss Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2002
/s/ PATRICK DELANEY Patrick Delaney, Director	March 14, 2002
/s/ JOHN H. FLITTIE John H. Flittie, Director	March 14, 2002
/s/ DARRELL G. KNUDSON Darrell G. Knudson, Director	March 14, 2002

/s/ DENNIS M. MATHISEN Dennis M. Mathisen, Director	March , 2002
/s/ MARILYN R. SEYMANN Marilyn R. Seymann, Director	March 18, 2002
/s/ HARVEY L. WOLLMAN Harvey L. Wollman, Director	March 14, 2002
/s/ ANNETTE QUINTANA Annette Quintana, Director	March 18, 2002
/s/ THOMAS GALLAGHER Thomas Gallagher, Director	March 18, 2002
/s/ RAHN K. PORTER Rahn K. Porter, Director	March 14, 2002