Form 10-Q
period 2002-03-31
COMMUNITY FIRST BANKSHARES INC
filed 2002-05-09
CIK 857593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒ NO ☐

At May 8, 2002, 39,870,026 shares of Common Stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2002

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data) (Unaudited)	March 31, 2002	December 31, 2001
ASSETS
Cash and due from banks	$200,554	$248,260
Interest-bearing deposits	1,267	341
Available-for-sale securities	1,457,223	1,437,066
Held-to-maturity securities (fair value: 3/31/02 - $77,616, 12/31/01 - $76,765)	77,616	76,765
Loans	3,654,691	3,736,692
Less: Allowance for loan losses	(55,401)	(54,991)
Net loans	3,599,290	3,681,701
Bank premises and equipment, net	126,336	125,947
Accrued interest receivable	38,223	39,491
Goodwill	62,903	62,903
Other intangible assets	34,245	34,554
Other assets	60,269	65,298
Total assets	$5,657,926	$5,772,326
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$382,085	$487,864
Interest-bearing:
Savings and NOW accounts	2,389,051	2,367,255
Time accounts over $100,000	677,806	692,315
Other time accounts	1,140,633	1,203,379
Total deposits	4,589,575	4,750,813
Federal funds purchased and securities sold under agreements to repurchase	304,206	318,859
Other short-term borrowings	45,996	23,780
Long-term debt	132,478	136,841
Accrued interest payable	25,023	29,966
Other liabilities	28,608	35,362
Total liabilities	5,125,886	5,295,621
Company-obligated mandatorily redeemable preferred securities of CFB Capital I, II, & III	180,000	120,000
Shareholders’ equity:
Common stock, par value $.01 per share: Authorized Shares — 80,000,000 Issued Shares — 51,021,896	510	510
Capital surplus	193,403	193,103
Retained earnings	358,659	348,101
Unrealized gain (loss) on available-for-sale securities, net of tax	(87)	3,847
Less cost of common stock in treasury - March 31, 2002 — 11,145,562 shares December 31, 2001 — 9,155,144 shares	(200,445)	(188,856)
Total shareholders’ equity	352,040	356,705
Total liabilities and shareholders’ equity	$5,657,926	$5,772,326

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data) (Unaudited)	2002	2001
Interest income:
Loans	$70,759	$87,521
Investment securities	20,957	27,556
Interest-bearing deposits	9	62
Federal funds sold and resale agreements	15	36
Total interest income	91,740	115,175
Interest expense:
Deposits	21,568	42,331
Short-term and other borrowings	1,595	5,564
Long-term debt	1,991	2,193
Total interest expense	25,154	50,088
Net interest income	66,586	65,087
Provision for loan losses	3,315	5,617
Net interest income after provision for loan losses	63,271	59,470
Noninterest income:
Service charges on deposit accounts	8,678	9,453
Insurance commissions	3,277	3,050
Fees from fiduciary activities	1,426	1,506
Security sales commissions	2,123	1,076
Net gain on sales of available-for-sale securities	17	484
Other	2,500	3,723
Total noninterest income	18,021	19,292
Noninterest expense:
Salaries and employee benefits	28,490	28,007
Net occupancy	7,874	8,187
FDIC insurance	212	242
Legal and accounting	737	835
Other professional service	877	1,314
Advertising	965	1,245
Telephone	1,528	1,419
Restructuring charge	—	7,656
Data processing	826	890
Company-obligated mandatorily redeemable preferred securities of CFB Capital I, II & III	2,615	2,561
Amortization of intangibles	818	2,601
Other	7,188	8,058
Total noninterest expense	52,130	63,015

Income before income taxes	29,162	15,747
Provision for income taxes	9,901	5,519
Net income	$19,261	$10,228

See accompanying notes.

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data) (Unaudited)	2002	2001

Earnings per common and common equivalent share:
Basic net income	$0.48	$0.25
Diluted net income	$0.47	$0.24

Average common shares outstanding:
Basic	39,984,092	41,590,689
Diluted	40,644,637	41,997,381

Dividends per share	$0.19	$0.16

STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(Dollars in thousands) (Unaudited)	2002	2001
Net income	$19,261	$10,228
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during period	(3,923)	11,582
Less: Reclassification adjustment for gains included in net income	(11)	(290)
Other comprehensive income	(3,934)	11,292
Comprehensive income	$15,327	$21,520

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(In thousands) (Unaudited)	2002	2001
Cash flows from operating activities:
Net income	$19,261	$10,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,315	5,617
Depreciation	3,414	3,326
Amortization of intangibles	818	2,601
Net amortization of premiums (discounts) on securities	114	(191)
Decrease in interest receivable	1,268	4,797
Decrease in interest payable	(4,943)	(2,131)
Other - net	346	2,716
Net cash provided by operating activities	23,593	26,963

Cash flows from investing activities:
Net increase in interest-bearing deposits	(926)	(320)
Purchases of available-for-sale securities	(446,018)	(219,749)
Maturities of available-for-sale securities	412,786	312,881
Sales of available-for-sale securities, net of gains	6,447	23,486
Purchases of held-to-maturity securities	(851)	(859)
Net decrease (increase) in loans	79,096	(17,409)
Net increase in bank premises and equipment	(3,803)	(4,751)
Net cash provided by investing activities	46,731	93,279

Cash flows from financing activities:
Net decrease in demand deposits, NOW accounts and savings accounts	(83,983)	(84,820)
Net decrease in time accounts	(77,255)	(7,602)
Net increase (decrease) in short-term & other borrowings	7,563	(34,832)
Net decrease in long-term debt	(4,363)	(4,685)
Proceeds from issuance of Company-obligated mandatorily redeemable preferred securities of CFB Capital III	60,000	—
Purchase of common stock held in treasury	(15,258)	(11,829)
Sale of common stock held in treasury	2,874	1,165
Common stock dividends paid	(7,608)	(6,656)
Net cash used in financing activities	(118,030)	(149,259)
Net decrease in cash and cash equivalents	(47,706)	(29,017)
Cash and cash equivalents at beginning of period	248,260	256,136
Cash and cash equivalents at end of period	$200,554	$227,119

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

Note A – BASIS OF PRESENTATION

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

Note B – BUSINESS DIVESTITURES

On February 8, 2002, the Company completed the sale of its Phoenix, Arizona branch to Community Bank of Arizona.  The branch had assets of approximately $16 million.

Note C – ACCOUNTING CHANGES

Statement of Financial Accounting Standard Nos. 141 and 142 - Business Combinations and Goodwill and Other Intangible Assets  — In June 2001, the Financial Accounting Standards Board issued statements 141 and 142.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives.  Statement 142 requires that these assets be reviewed for impairment at least annually.  Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

Effective January 1, 2002, the Company adopted Statement 142, which establishes accounting and reporting standards for goodwill and other intangible assets.  During the first quarter of 2001, the Company performed the first of the required impairment tests of goodwill as of January 1, 2002.  The Company tested  for impairment using the two-step process described in Statement 142.  The first step was a review for potential impairment, while the second step measures the amount of the impairment, if any. The Company found no impairment of goodwill; therefore, the Company did not record any transitional impairment as a cumulative effect of a change in accounting principle.

The following table sets forth the computation of net income and basic and diluted earnings per share as though goodwill amortization had not been recorded as an expense during the first quarter of 2001  (dollars in thousands, except per share data):

	For the Three Months Ended March
	2002	2001

Reported Net Income	$19,261	$10,228

Effect of SFAS 142
After-tax goodwill amortization included in net income	—	1,240
Adjusted Net Income	19,261	11,468

Adjusted basic earnings per share	$0.48	$0.28
Adjusted diluted earnings per share	$0.47	$0.27

The aggregate amortization expense of intangible assets other than goodwill for the year ended December 31, 2001 was $3,375,000.  The following table sets forth estimated amortization expense for intangible assets other than goodwill for each of the five years subsequent to December 31, 2001(in thousands):

For year ended December 31, 2002	$3,276
For year ended December 31, 2003	3,229
For year ended December 31, 2004	3,214
For year ended December 31, 2005	3,185
For year ended December 31, 2006	3,131

All of the Company’s intangible assets other than goodwill are subject to amortization.  The following table sets forth the gross carrying amount and accumulated amortization, in total and by major class of intangible assets as of December 31, 2001 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Deposit-based intangibles	$39,620	$11,652
Insurance list premiums	7,874	1,630
Non-compete agreements	659	317
Total	$48,153	$13,599

Note D – SUBSEQUENT EVENTS

On May 1, 2002, the Company redeemed all of the 8 7/8% Junior Subordinated Debentures that it issued in 1997, thereby triggering the redemption of all 2,400,000 of the 8 7/8% Cumulative Capital Securities issued by CFB Capital I, a Delaware business trust.

Note E – INVESTMENTS

The following is a summary of available-for-sale and held-to-maturity securities at March 31, 2002 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury	$62,050	$1,690	$51	$63,689
United States Government agencies	245,821	3,321	1,759	247,383
Mortgage-backed securities	927,485	9,125	4,180	932,430
Collateralized mortgage obligations	4,148	53	18	4,183
State and political securities	92,694	933	1,202	92,425
Other securities	125,169	770	8,826	117,113
	$1,457,367	$15,892	$16,036	$1,457,223

	Held-to-Maturity Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other securities	$77,616	—	—	$77,616
	$77,616	$—	$—	$77,616

Proceeds from the sale of available-for-sale securities during the three months ended March 31, 2002 and 2001 were $6,464,000 and $23,970,000, respectively.  Gross gains of $340,000 and $516,000 were realized on sales during 2002 and 2001, respectively.  Gross losses of $323,000 and $32,000 were realized on sales during 2002 and 2001, respectively.  Gains and losses on disposition of these securities were computed using the specific identification method.

Note F – LOANS

The composition of the loan portfolio at March 31, 2002 was as follows (in thousands):

Real estate	$1,510,438
Real estate construction	498,199
Commercial	809,503
Consumer and other	607,792
Agriculture	228,759
3,654,691
Less allowance for loan losses	(55,401)
Net loans	$3,599,290

Note G – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk.  These financial instruments include commitments to extend credit and letters of credit.  The contract or notional amounts of these financial instruments at March 31, 2002 were as follows (in thousands):

Commitments to extend credit	$631,644
Letters of credit	32,584

Note H – SUBORDINATED NOTES

Long-term debt at March 31, 2002 included $60 million of 7.30% Subordinated Notes issued in June 1997.  These notes are due June 30, 2004, with interest payable semi-annually.  At March 31, 2002, $24 million qualified as Tier 2 capital. At March 31, 2002, the subsidiary bank had a $25 million unsecured subordinated term note, maturing on December 22, 2007.  The subsidiary bank note bears an interest rate of LIBOR, plus 140 basis points.

Note I – INCOME TAXES

The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

For the three months ended, March 31, 2002
35% of pretax income	$10,206
State income tax, net of federal tax benefit	592
Tax-exempt interest	(1,003)
Other	106
Provision for income taxes	$9,901

Note J – SHAREHOLDERS’ EQUITY

On March 27, 2002, the Company issued $60 million of 8.125% Cumulative Capital Securities, through CFB Capital III, a Delaware business trust subsidiary organized in February 2002.  The proceeds of the offering were invested by CFB Capital III in Junior Subordinated Debentures of the Company.  The Company used the net proceeds to redeem all of the 8 7/8% Junior Subordinated Debentures that it issued in 1997, thereby triggering the redemption of all 2,400,000 of the 8 7/8% Cumulative Capital Securities issued by CFB  I, a Delaware business trust.  The debentures will mature not earlier than April 15, 2007, and not later than April 15, 2032.  The capital securities qualified as Tier I capital under capital guidelines of the Federal Reserve.

Note K – SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31 (in thousands)	2002	2001
Unrealized (loss) gain on available-for-sale securities	$(6,513)	$18,678

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion of the Company’s financial condition as of March 31, 2002 and December 31, 2001, and its results of operations for the three month periods ended March 31, 2002 and 2001.

Strategic Initiatives

On March 22, 2001 the Company announced a series of strategic initiatives designed to improve customer service and strengthen its position as a provider of diversified financial services.  Initiatives included a redefinition of the Company’s delivery model and the sale or closure of banking offices.  These initiatives are continuing in 2002 and the results of operations for the three months ended March 31, 2002 reflect the Company’s continuing efforts at implementing the initiatives described below.

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

In conjunction with the restructuring of the banking network, the Company sold 13 offices and closed eight additional offices.  Offices sold, in four separate transactions, included nine Arizona offices, three Nebraska offices and one office in North Dakota.  Four of the eight offices closed were located in communities where the Company maintains one or more additional offices, thus continuing to serve those customers from existing locations.

As part of these initiatives, the Company made available an early-out program that was accepted by 21 eligible management personnel.

As a result of these initiatives, the Company recorded a one-time after-tax restructuring charge totaling $5.1 million.  The charge was recorded during the first quarter of 2001 and represents approximately $0.12 per share.

In preparation for the sale of the nine Arizona offices, the Company charged off its largest non-performing asset, a credit facility in the Arizona bank.  To maintain the current loan loss reserve level, the Company recorded a special loan loss provision equal to the amount of the charge-off.  The special provision of $2.4 million, or approximately $0.04 per share after tax was recorded during the first quarter of 2001.  In the first quarter of 2002, $1.2 million of this loan was recovered.

Under the redesigned delivery structure, the Company will implement a centralized consumer credit process. Once fully operational, the central structure will offer a complete range of decision, origination, documentation and collection services to all Company offices through a Fargo, North Dakota location.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements.  Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements.  The Company’s accounting policy for the allowance for loan losses is outlined in the Company’s Form 10-K dated March 18, 2002.

Overview

For the three months ended March 31, 2002, net income was $19.3 million, an increase of $9.1 million or 89.2% from the $10.2 million during the 2001 period.  Basic earnings per common share for the three months ended March 31, 2002 were $0.48, compared to $0.25 in the same period in 2001.  Diluted earnings per share for the three months ended March 31, 2002 were $0.47.  In the first quarter of 2001, the Company recognized a one-time after-tax charge against earnings of $5.1 million, or 12 cents per share, and an after-tax special loan loss provision of $1.5 million, or 4 cents per share.  Excluding the one-time charges, the Company’s net income was $16.8 million, or $0.40 per share (basic and diluted) for the three months ended March 31, 2002.

Return on average assets and return on common equity for the three months ended March 31, 2002 were 1.38% and 22.03%, respectively, as compared to the 2001 ratios of 0.69% and 11.92%.  The increase in return on assets and return on equity is principally due to the increase in net income.  Return on average assets and return on average common equity, exclusive of the one-time charge and the special loan loss provision in the first quarter of 2001, would have been 1.14% and 19.58% respectively.

Results of Operations

Net Interest Income

Net interest income for the three months ended March 31, 2002 was $68.6 million, on a tax-equivalent basis, an increase of $1.5 million, or 2.2%, from the net interest income of $67.1 million earned during the 2001 period. The increase was principally due to the combination of a $23.4 million reduction in interest income and a $24.9 million decrease in interest expense resulting from a $299 million reduction in average assets, which resulted in a 40 basis point increase in net interest margin.  The reduction in average assets and reduction in interest expense is due in part, to the Company’s sale of 14 offices during the past 12 months.  The net interest margin of 5.36% for the period ended March 31, 2002 was up from 4.96% for the 2001 period.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2002 was $3.3 million, a decrease of $2.3 million, or 41.1%, from the $5.6 million provision during the 2001 period. The decrease is principally due to the $2.4 million special loan loss provision recorded in the first quarter of 2001 and the Company’s objective of maintaining adequate reserve levels. Net charge-offs were $2.9 million or .32 percent (annualized) of average loans for the first quarter of 2002, compared to $5.3 million or .57 percent for the first quarter of 2001. Charge-offs in the 2001 quarter were impacted by the write-off of a $2.4 million loan in Arizona.  Excluding that charge, the net charge-offs for the 2001 quarter would have been $2.9 million or .31 percent (annualized) of average loans. In the first quarter of 2002, the company recovered $1.2 million on that loan.  Without the recovery, net charge-offs in the 2002 quarter would have been $4.1 million or .45 percent (annualized) of average loans, of which $1.0 million or .13 percent (annualized) relates to a single commercial credit.  Nonperforming assets declined 4.3 percent between the first quarter of 2001 and the first quarter of 2002, and comprised .42 percent of total assets in both those quarters.

Noninterest Income

Noninterest income for the three months ended March 31, 2002 was $18.0 million, a decrease of $1.3 million, or 6.7%, from the 2001 level of $19.3 million. Commissions on the sale of investment securities were $2.1 million, a $1,047,000 or 97.3% increase from the $1.1 million recorded in the 2001 period, due primarily to the effect of a recent investment sales campaign.  Insurance commissions were $3.3 million for the 2002 quarter, an increase of $227,000 or 7.4% from the $3.1 million recorded in the 2001 quarter.  Service charges on deposit accounts decreased $775,000 or 8.2%, to $8.7 million as of March 31, 2002, compared to $9.5 million during the 2001 period.  Other income decreased $1.2 million or 32.9% from $3.7 million in 2001 to $2.5 million in 2002, including a reduction of $580,000 in the gain on sale of other real estate owned and a $561,000 reduction in the earnings credit realized on the issuance of bank drafts.  The 2001 period included $484,000 in net gains on the sale of investment securities.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2002 was $52.1 million, a decrease of $10.9 million, or 17.3%, from the level of $63.0 million during the 2001 period. The decrease was principally due to the $7.7 million one-time restructuring charge recorded during the first quarter of 2001.  Excluding the restructuring charge, noninterest expense declined 5.8% in the first three months of 2002 compared to the same period in 2001.  The 2001 period included $1.6 million of goodwill amortization.  The first quarter of 2001, also included a $462,000 early payment penalty, when the Company paid off various  Federal Home Loan Bank borrowings, which carried higher than market interest rates.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2002 was $9.9 million, an increase of $4.4 million, or 80.0%, from the 2001 level of $5.5 million. The increase was due principally to the increase in pre-tax net income, reflecting the effect of the one-time restructuring charge and the special loan loss provision recorded in the 2001 period.  The effective tax rate for the three months ended March 31, 2002 was 33.95%

Financial Condition

Loans

Total loans were $3.7 billion at March 31, 2002 and at December 31, 2001.

The following table presents the Company’s balance of each major category of loans:

	March 31, 2002		December 31, 2001
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Loan category:	(Dollars in Thousands )
Real estate	$1,510,438	41.3%	$1,515,118	40.5%
Real estate construction	498,199	13.6%	519,031	13.9%
Commercial	809,503	22.2%	824,318	22.1%
Consumer and other	607,792	16.6%	627,034	16.8%
Agricultural	228,759	6.3%	251,191	6.7%
Total loans	3,654,691	100.0%	3,736,692	100.0%
Less allowance for loan losses	(55,401)		(54,991)
Total	$3,599,290		$3,681,701

Nonperforming Assets

At March 31, 2002, nonperforming assets were $23.8 million, a decrease of $131,000 or 0.6% from the $23.9 million level at December 31, 2001. At March 31, 2002, nonperforming loans as a percent of total loans were .58%, up from the December 31, 2001 level of .56%.  OREO was $2.7 million at March 31, 2002, a decrease of $134,000 from $2.9 million at December 31, 2001.

Nonperforming assets of the Company are summarized in the following table:

	March 31, 2002	December 31, 2001
Loans
Nonaccrual loans	$20,831	$20,818
Restructured loans	242	252
Nonperforming loans	21,073	21,070
Other real estate owned	2,735	2,869
Nonperforming assets	$23,808	$23,939
Loans 90 days or more past due but still accruing	$5,668	$6,270
Nonperforming loans as a percentage of total loans	.58%	.56%
Nonperforming assets as a percentage of total assets	.42%	.41%
Nonperforming assets as a percentage of loans and OREO	.65%	.64%

Total Loans	$3,654,691	$3,736,692
Total Assets	5,657,926	5,772,326

Allowance for Loan Losses

At March 31, 2002 the allowance for loan losses was $55.4 million, an increase of $2.9 million from the March 31, 2001 balance of $52.5 million.  Net charge-offs during the three months ended March 31, 2002 were $2.4 million less than those incurred during the three months ended March 31, 2001, principally as a result of the Company’s charge-off of the Company’s single largest non-performing asset, a $2.4 million credit facility at one of its Arizona offices in the first quarter of 2001, $1.2 million of which was recovered in the first quarter of 2002, and the charge-off of a single $1.0 million commercial credit in the 2002 period.

At March 31, 2002, the allowance for loan losses as a percentage of total loans was 1.52%, an increase from the March 31, 2001 level of 1.40%.

The following table sets forth the Company’s allowance for loan losses:

	March 31,
(Dollars in thousands)	2002	2001
Balance at beginning of period	$54,991	$52,168
Charge-offs:
Real estate	1,455	208
Real estate construction	3	2,438
Commercial	1,699	1,469
Consumer and other	2,656	2,314
Agricultural	12	91
Total charge-offs	5,825	6,520
Recoveries:
Real estate	72	26
Real estate construction	1,201	1
Commercial	317	205
Consumer and other	1,300	877
Agricultural	30	123
Total recoveries	2,920	1,232
Net charge-offs	2,905	5,288
Provision charged to operations	3,315	5,617

Balance at end of period	$55,401	$52,497
Allowance as a percentage of total loans	1.52%	1.40%
Annualized net charge-offs to average loans outstanding	0.32%	0.57%

Total Loans	$3,654,691	$3,750,323
Average Loans	3,732,033	3,738,045

Investments

The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.5 billion at March 31, 2002 and December 31, 2001.  At March 31, 2002, the investment portfolio represented 27.1% of total assets, compared with 26.2% at December 31, 2001.  In addition to investment securities, the Company had investments in interest-bearing deposits of $1.3 million at March 31, 2002, an increase of $926,000 from $341,000 at December 31, 2001.

Deposits

Total deposits were $4.6 billion at March 31, 2002, a decrease of $161.2 million, or 3.4%, from $4.8 billion at December 31, 2001.  Noninterest-bearing deposits at March 31, 2002 were $382 million, a decrease of $106 million, or 21.7%, from $488 million at December 31, 2001.  The decrease in total deposits and noninterest bearing deposits was principally due to the impact of the sale of Company offices during 2001 and 2002, which had $134 million in deposits at the time of sale, and also due to the seasonality of deposit balances.  The Company’s core deposits as a percent of total deposits were 85.1% and 85.3% as of March 31, 2002 and December 31, 2001, respectively.  Interest-bearing deposits were $4.2 billion at March 31, 2002, and December 31, 2001.

Borrowings

Short-term borrowings of the Company were $46 million as of March 31, 2002, an increase of $22 million, or 91.7%, from $24 million as of December 31, 2001.  The increase is due primarily to the fluctuation in the level of daily deposits and its impact on short-term liquidity, and reflects the Company’s strategy of funding short-term liquidity needs in a cost-effective manner.

Long-term debt of the Company was $132 million as of March 31, 2002, a decrease of $5 million, or 3.6%, from the $137 million as of December 31, 2001.

Capital Management

Shareholders’ equity decreased $5 million to $352 million at March 31, 2002 from $357 million at December 31, 2001.  Unrealized gain and loss on available-for-sale securities, net of taxes, decreased $3.9 million during the first quarter of 2002.  At March 31, 2002, the Company’s Tier 1 capital, total risk-based capital and leverage ratios were 8.92%, 12.85%, and 6.63%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases).  At March 31, 2002, the Company had risk-weighted assets of $4.2 billion.

On March 27, 2002, the Company issued $60 million in 8.125% Cumulative Capital Securities, through CFB Capital III, a business trust subsidiary organized in March 2002.  All $60 million of the capital securities qualify as Tier I Capital for regulatory capital calculation purposes.  The proceeds from the offering were used on May 1, 2002 to redeem the $60 million of 8-7/8% junior subordinated debentures that were issued in February 1997.  The Company has unconditionally guaranteed the obligations of CFB Capital III under the 8.125% cumulative capital securities.

Stock Repurchases

In August 2001, the Company adopted a common stock repurchase program providing for the systematic repurchase of up to 3 million shares of the Company’s common stock.  Previously, in April 2000 and in August 2000, the Company had adopted similar repurchase programs for up to 5 million shares each.  During 2000 and 2001, the Company repurchased all shares authorized under the 2000 programs.  During the first quarter of 2002, the Company repurchased 600,000 shares under the 2001 program, at prices ranging from $24.19 to $25.96.  At March 31, 2002, 2.4 million shares remain under the current repurchase authorization.

Forward-looking Statements

This Form 10-Q contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Forward–looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:  risk of loans and investments, including dependence on local economic conditions; competition for the company’s customers from other providers of financial services; possible adverse effects of changes in interest rates; balance sheet and critical ratio risks related to the share repurchase program; risks related to the company’s acquisition strategy, including risks of adversely changing results of operations and factors affecting the company’s ability to consummate further acquisitions, and other risks detailed in the company’s filings with the Securities and Exchange Commission including the risks identified in the Company’s Form 10-K filed with the Commission on March 18, 2002, all of which are difficult to predict and many of which are beyond the control of the company.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2001 in the Company’s Form 10-K and Annual Report.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings:

None.

Item 2.            Changes in Securities:

None.

Item 3.            Defaults upon Senior Securities:

None.

Item 4.            Submission of Matters to a Vote of Security Holders:

None.

Item 5.            Other Information:

None.

Item 6.            Exhibits and Reports on Form 8-K:

(a)       Exhibits:

(b)       Reports on Form 8-K:

On March 28, 2002, the Company filed a Form 8-K related to the offering on 8.125% cumulative capital securities of CFB Capital III.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.

Date: May 8, 2002	/s/	Mark A. Anderson
Mark A. Anderson
President and Chief Executive Officer

Date: May 8, 2002	/s/	Craig A. Weiss
Craig A. Weiss
Chief Financial Officer