Form 10-Q
period 2002-06-30
COMMUNITY FIRST BANKSHARES INC
filed 2002-08-12
CIK 857593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2002

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES  ☒ NO  ☐

At August 8, 2002, 39,527,312 shares of Common Stock were outstanding.

                COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2002

                COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30,	December 31,
(Unaudited)	2002	2001
ASSETS
Cash and due from banks	$220,914	$248,260
Federal funds sold and securities purchased under agreements to resell	1,750	—
Interest-bearing deposits	1,850	341
Available-for-sale securities	1,391,944	1,437,066
Held-to-maturity securities (fair value: 6/30/02 - $78,403, 12/31/01 - $76,765)	78,403	76,765
Loans	3,652,749	3,736,692
Less: Allowance for loan losses	(55,552)	(54,991)
Net loans	3,597,197	3,681,701
Bank premises and equipment, net	126,811	125,947
Accrued interest receivable	35,804	39,491
Goodwill	62,903	62,903
Other intangible assets	33,626	34,554
Other assets	52,753	65,298
Total assets	$5,603,955	$5,772,326
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$399,769	$487,864
Interest-bearing:
Savings and NOW accounts	2,353,191	2,367,255
Time accounts over $100,000	668,421	692,315
Other time accounts	1,106,089	1,203,379
Total deposits	4,527,470	4,750,813
Federal funds purchased and securities sold under agreements to repurchase	353,288	318,859
Other short-term borrowings	52,932	23,780
Long-term debt	132,847	136,841
Accrued interest payable	20,014	29,966
Other liabilities	27,219	35,362
Total liabilities	5,113,770	5,295,621
Company-obligated mandatorily redeemable preferred securities of CFB Capital I, II, & III	120,000	120,000
Shareholders’ equity:
Common stock, par value $.01 per share:
Authorized Shares — 80,000,000
Issued Shares — 51,021,896	510	510
Capital surplus	192,550	193,103
Retained earnings	370,938	348,101
Unrealized gain on available-for-sale securities, net of tax	14,477	3,847
Less cost of common stock in treasury - June 30, 2002 — 11,436,861 shares December 31, 2001 — 9,155,144 shares	(208,290)	(188,856)
Total shareholders’ equity	370,185	356,705
Total liabilities and shareholders’ equity	$5,603,955	$5,772,326
See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
(Unaudited)	2002	2001	2002	2001
Interest income:
Loans	$69,721	$86,529	$140,480	$174,050
Investment securities	20,942	25,251	41,899	52,807
Interest-bearing deposits	9	77	18	139
Federal funds sold and resale agreements	12	18	27	54
Total interest income	90,684	111,875	182,424	227,050
Interest expense:
Deposits	18,590	37,076	40,158	79,407
Short-term and other borrowings	1,812	4,420	3,407	9,984
Long-term debt	1,986	2,089	3,977	4,282
Total interest expense	22,388	43,585	47,542	93,673
Net interest income	68,296	68,290	134,882	133,377
Provision for loan losses	3,297	3,303	6,612	8,920
Net interest income after provision for loan losses	64,999	64,987	128,270	124,457
Noninterest income:
Service charges on deposit accounts	8,999	10,138	17,677	19,591
Insurance commissions	3,330	2,928	6,607	5,978
Fees from fiduciary activities	1,403	1,419	2,829	2,925
Security sales commissions	3,467	2,085	5,590	3,161
Net (loss) gain on sales of available-for-sale securities	(188)	(252)	(171)	232
Other	2,522	2,479	5,022	6,202
Total noninterest income	19,533	18,797	37,554	38,089
Noninterest expense:
Salaries and employee benefits	29,269	29,620	57,759	57,627
Net occupancy	8,109	7,562	15,983	15,749
FDIC insurance	205	234	417	476
Legal and accounting	915	1,085	1,652	1,920
Other professional services	1,030	1,099	1,907	2,413
Advertising	1,028	1,355	1,993	2,600
Telephone	1,430	1,387	2,958	2,806
Restructuring charge	—	—	—	7,656
Data processing	666	1,062	1,492	1,952
Company-obligated mandatorily redeemable preferred securities of CFB Capital I, II & III	2,892	2,590	5,507	5,151
Amortization of intangibles	836	2,518	1,654	5,119
Other	8,223	8,500	15,411	16,558
Total noninterest expense	54,603	57,012	106,733	120,027

Income before income taxes	29,929	26,772	59,091	42,519
Provision for income taxes	10,072	9,039	19,973	14,558
Net income	$19,857	$17,733	$39,118	$27,961

Earnings per common and common equivalent share:
Basic net income	$0.50	$0.43	$0.98	$0.68
Diluted net income	$0.49	$0.43	$0.96	$0.67

Average common shares outstanding:
Basic	39,772,344	41,126,894	39,877,633	41,357,510
Diluted	40,515,906	41,633,795	40,579,858	41,814,307
Dividends per share	$0.19	$0.16	$0.38	$0.32
See accompanying notes.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2002	2001	2002	2001
Net income	$19,857	$17,733	$39,118	$27,961
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	14,450	1,656	10,527	13,238
Less: Reclassification adjustment for gains (losses) included in net income	114	151	103	(139)
Other comprehensive income	14,564	1,807	10,630	13,099
Comprehensive income	$34,421	$19,540	$49,748	$41,060
See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
(In thousands)	June 30,
(Unaudited)	2002	2001
Cash flows from operating activities:
Net income	$39,118	$27,961
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,612	8,920
Depreciation	7,017	6,665
Amortization of intangibles	1,654	5,119
Net amortization of premiums (discounts) on securities	600	(365)
Decrease in interest receivable	3,687	6,899
Decrease in interest payable	(9,952)	(7,466)
Other - net	(3,294)	(12,794)
Net cash provided by operating activities	45,442	34,939

Cash flows from investing activities:
Net increase in interest-bearing deposits	(1,509)	(9,606)
Purchases of available-for-sale securities	(644,385)	(228,265)
Maturities of available-for-sale securities	698,460	470,305
Sales of available-for-sale securities, net of gains	8,047	26,362
Purchases of held-to-maturity securities	(1,638)	(1,740)
Net decrease (increase) in loans	77,892	(78,414)
Net increase in bank premises and equipment	(7,881)	(10,684)
Net cash provided by investing activities	128,986	167,958

Cash flows from financing activities:
Net decrease in demand deposits, NOW accounts and savings accounts	(102,159)	(153,699)
Net decrease in time accounts	(121,184)	(145,116)
Net increase in short-term and other borrowings	63,581	87,146
Net (decrease) increase in long-term debt	(3,994)	13,175
Net cost of redemption of Company-obligated mandatorily redeemable preferred securities of CFB Capital I	(1,118)	—
Purchase of common stock held in treasury	(24,223)	(23,317)
Sale of common stock held in treasury	4,224	2,047
Common stock dividends paid	(15,151)	(13,219)
Net cash used in financing activities	(200,024)	(232,983)
Net decrease in cash and cash equivalents	(25,596)	(30,086)
Cash and cash equivalents at beginning of period	248,260	256,136
Cash and cash equivalents at end of period	$222,664	$226,050
See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the ‘Company’), its wholly-owned data processing, credit origination, and insurance agency subsidiaries, and its wholly-owned subsidiary bank, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.

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

Note B — BUSINESS DIVESTITURES

On February 8, 2002, the Company completed the sale of its Phoenix, Arizona branch to Community Bank of Arizona.  The branch had assets of approximately $16 million.

Note C — ACCOUNTING CHANGES

Statement of Financial Accounting Standards Nos. 141 and 142 - Business Combinations and Goodwill and Other Intangible Assets  — In June 2001, the Financial Accounting Standards Board issued Statements 141 and 142.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives.  Statement 142 requires that these assets be reviewed for impairment at least annually.  Intangible assets with finite lives continue to be amortized over their estimated useful lives.

Effective January 1, 2002, the Company adopted Statement 142.  During the first quarter of 2002, the Company performed the first of the required impairment tests of goodwill as of January 1, 2002.  The Company tested  for impairment using the two-step process described in Statement 142.  The first step was a review for potential impairment, while the second step measures the amount of the impairment, if any. The Company found no impairment of goodwill; therefore, the Company did not record any transitional impairment as a cumulative effect of a change in accounting principle.

The following table sets forth the computation of net income and basic and diluted earnings per share as though goodwill amortization had not been recorded as an expense during the three and six month periods ended June 30  (dollars in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
Reported Net income	$19,857	$17,733	$39,118	$27,961

Effect of SFAS 142
After-tax goodwill amortization included in net income	—	1,253	—	2,493
Adjusted Net Income	19,857	18,986	39,118	30,454

Adjusted basic earnings per share	$0.50	$0.46	$0.98	$0.74
Adjusted diluted earnings per share	$0.49	$0.46	$0.96	$0.73

The aggregate amortization expense of intangible assets other than goodwill for the year ended December 31, 2001 was $3,375,000.  The following table sets forth estimated amortization expense for intangible assets other than goodwill for each of the five years subsequent to December 31, 2001 (in thousands):

For year ended December 31, 2002	$3,283
For year ended December 31, 2003	3,250
For year ended December 31, 2004	3,235
For year ended December 31, 2005	3,200
For year ended December 31, 2006	3,144

All of the Company’s intangible assets other than goodwill are subject to amortization.  The following table sets forth the gross carrying amount and accumulated amortization, in total and by major class of intangible assets as of December 31, 2001 (dollars in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Deposit-based intangibles	$39,620	$11,652
Insurance list premiums	7,874	1,630
Non-compete agreements	659	317
Total	$48,153	$13,599

Note D- INVESTMENTS

The following is a summary of available-for-sale and held-to-maturity securities at June 30, 2002 (in thousands):

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States Treasury	$60,040	$1,599	$0	$61,639
United States Government agencies	219,289	4,330	111	223,508
Mortgage-backed securities	899,426	21,604	334	920,696
Collateralized mortgage obligations	3,957	38	0	3,995
State and political securities	90,299	1,988	40	92,247
Other securities	94,964	877	5,982	89,859
	$1,367,975	$30,436	$6,467	$1,391,944

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other securities	$78,403	—	—	$78,403
	$78,403	$—	$—	$78,403

Proceeds from the sale of available-for-sale securities during the three months ended June 30, 2002 and 2001 were $1,412,000 and $2,624,000, respectively.  Gross gains of $30,000 and $0 were realized on sales during the second quarter of 2002 and 2001, respectively.  Gross losses of $218,000 and $252,000 were realized on sales during the second quarter of 2002 and 2001, respectively.  Gains and losses on disposition of these securities were computed using the specific identification method.

Note E - LOANS

The composition of the loan portfolio at June 30, 2002 was as follows (in thousands):

Real estate	$1,524,436
Real estate construction	480,195
Commercial	787,487
Consumer and other	618,566
Agriculture	242,065
3,652,749
Less allowance for loan losses	(55,552)
Net loans	$3,597,197

Note F - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk.  These financial instruments include commitments to extend credit and letters of credit.  The contract or notional amounts of these financial instruments at June 30, 2002 were as follows (in thousands):

Commitments to extend credit	$608,461
Letters of credit	34,032

Note G- SUBORDINATED NOTES

Long-term debt at June 30, 2002 included $60 million of 7.30% Subordinated Notes issued in June 1997.  These notes are due June 30, 2004, with interest payable semi-annually.  At June 30, 2002, $12 million qualified as Tier 2 capital. At June 30, 2002, the subsidiary bank had a $25 million unsecured subordinated term note, maturing on December 22, 2007.  The subsidiary bank note bears an interest rate of LIBOR, plus 140 basis points.

Note H - INCOME TAXES

The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

For the six months ended,
June 30, 2002
35% of pretax income	$20,682
State income tax, net of federal tax benefit	1,053
Tax-exempt interest	(2,009)
Other	247
Provision for income taxes	$19,973

Note I — COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

On March 27, 2002, the Company issued $60 million of 8.125% Cumulative Capital Securities, through CFB Capital III, a Delaware business trust subsidiary organized in February 2002.  The proceeds of the offering were invested by CFB Capital III in Junior Subordinated Debentures of the Company.  On May 1, 2002, the Company used the net proceeds to redeem all of the 8 7/8% Junior Subordinated Debentures that it issued in 1997, thereby triggering the redemption of all 2,400,000 of the 8 7/8% Cumulative Capital Securities issued by CFB Capital I, a Delaware business trust.  The debentures will mature not earlier than April 15, 2007, and not later than April 15, 2032.  The capital securities qualified as Tier I capital under capital guidelines of the Federal Reserve.

Note J - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30 (in thousands)	2002	2001
Unrealized gain on available-for-sale securities	$17,600	$21,692

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion of the Company’s financial condition as of June 30, 2002 and December 31, 2001, and the results of its operations for the three and six month periods ended June 30, 2002 and 2001.

Strategic Initiatives

On March 22, 2001 the Company announced a series of strategic initiatives designed to improve customer service and strengthen its position as a provider of diversified financial services.  Initiatives included a redefinition of the Company’s delivery model and the sale or closure of banking offices.  These initiatives are continuing in 2002 and the results of operations for the three and six month periods ended June 30, 2002 reflect the Company’s continuing efforts at implementing the initiatives described below.

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

Under the redesigned delivery structure, the Company is implementing a centralized consumer credit process. Once fully operational, the central structure will offer a complete range of decision, origination, documentation and collection services to all Company offices through a Fargo, North Dakota location.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements.  The Company’s accounting policy for the allowance for loan losses is outlined in the Company’s Form 10-K dated March 14, 2002.

Overview

For the three months ended June 30, 2002, net income was $19.9 million, an increase of $2.2 million or 12.4% from $17.7 million during the 2001 period.  Basic earnings per common share for the three months ended June 30, 2002 were $0.50, compared to $0.43 in the same period in 2001.  Diluted earnings per share for the three months ended June 30, 2002 were $0.49.

Return on average assets and return on common equity for the three months ended June 30, 2002 were 1.42% and 22.26%, respectively, as compared to the 2001 ratios of 1.20% and 20.87%.  The increase in return on assets and return on equity is principally due to the increase in net income.

For the six months ended June 30, 2002, net income was $39.1 million, an increase of $11.1 million or 39.6% from $28.0 million during the 2001 period.  Basic earnings per common share for the six months ended June 30, 2002 were $0.98, compared to $0.68 in the same period in 2001.  Diluted earnings per share for the six months ended June 30, 2002 were $0.96.  In addition to increased core earnings, the increase in earnings per share is also due to a one-time after-tax charge of $5.1 million, or 12 cents per share, to account for the financial impact of a restructuring charge recorded in the first quarter of 2001 and, the write-off of the Company’s largest non-performing loan and recognize a special loan loss provision equal to the amount of the write-off of $1.5 million after-tax, or 4 cents per share.  Excluding the one-time charge and the special loan loss provision, diluted earnings per share would have been $0.83 cents per share for the six months ended June 30, 2001.  The 2002 period includes the positive impact of 3 cents per share per quarter for a cumulative impact of 6 cents per share, year to date, due to the accounting change ending the amortization of goodwill.  The six months ended June 30, 2001 includes $3.3 million in goodwill amortization.

Return on average assets and return on common equity for the six months ended June 30, 2002 were 1.40% and 22.16%, respectively, as compared to the 2001 ratios of .95% and 16.37%.  The increase in return on assets and return on equity is principally due to an increase in net income, resulting from the restructuring charge and special loan loss provision.  Return on average assets and return on average common equity, exclusive of the one-time charge and the special loan loss provision recorded in the first quarter of 2001, would have been 1.17% and 20.22%, respectively for the six months ended June 30, 2001.

Results of Operations

Net Interest Income

Net interest income for the three months ended June 30, 2002 was $70.4 million, on a tax-equivalent basis, a slight increase of $78,000, or 0.1%, from the net interest income of $70.3 million earned during the 2001 period. The net interest margin of 5.48% for the three months ended June 30, 2002 was up from 5.22% for the corresponding 2001 period.

Net interest income for the six months ended June 30, 2002 was $139.0 million, on a tax-equivalent basis, an increase of $1.5 million, or 1.1%, from the net interest income of $137.5 million earned during the corresponding 2001 period. The increase was principally due to the combination of a $44.6 million reduction in interest income and a $46.1 million decrease in interest expense resulting from a $276 million reduction in average assets, coupled with an 33 basis point increase in net interest margin.  The net interest margin of 5.42% for the period ended June 30, 2002 was up from 5.09% for the corresponding 2001 period.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2002 was $3.3 million, the same as the provision during the corresponding 2001 period.  Net charge-offs were $3.1 million or .34 percent (annualized) of average loans for the second quarter of 2002, compared to $2.9 million or .31 percent for the second quarter of 2001. At June 30, 2002, nonperforming assets were $24.0 million, a decrease of $138,000, or 0.6% from $24.2 million at June 30, 2001.  Nonperforming assets comprised .43% of total assets at June 30, 2002 and .42% of total assets at June 30, 2001.

The provision for loan losses for the six months ended June 30, 2002 was $6.6 million, a decrease of $2.3 million, or 25.9%, from the $8.9 million provision during the corresponding 2001 period.  The 2001 period includes a $2.4 million special loan loss provision to reflect the charge-off of the Company’s largest non-performing asset, an Arizona based credit facility.

Noninterest Income

Noninterest income for the three months ended June 30, 2002 was $19.5 million, an increase of $736,000, or 3.9%, from the 2001 level of $18.8 million. Commissions on the sale of investment securities were $3.5 million, a $1,382,000 or 66.3% increase from the $2.1 million recorded in the 2001 period, due primarily to the effect of a recent investment sales campaign.  Insurance commissions were $3.3 million for the 2002 quarter, an increase of $402,000 or 13.7% from the $2.9 million recorded in the 2001 quarter.  Service charges on deposit accounts decreased $1.1 million or 11.2%, to $9.0 million as of June 30, 2002, compared to $10.1 million during the 2001 period.

Noninterest income for the six months ended June 30, 2002 was $37.6 million, a decrease of $535,000, or 1.4%, from the 2001 level of $38.1 million. Investment sales commissions increased $2.4 million, or 76.8%, as a result of a sales campaign completed during the second quarter.  Insurance commissions increased $629,000 or 10.5%.  These increases were offset by a $1.9 million, or 9.8% decrease in service charges on deposit accounts and a $1.2 million, or 19.0% decrease in other income. The decrease in other income was principally due to a $1.0 million decrease in fees earned on the issuance of money orders as a result of a lower rate environment.  The 2002 period included a $171,000 loss on the sale of investment securities, compared to a $232,000 gain in the corresponding 2001 period.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2002 was $54.6 million, a decrease of $2.4 million, or 4.2%, from the level of $57.0 million during the corresponding 2001 period. The 2001 period included $1.6 million of goodwill amortization.

Noninterest expense for the six months ended June 30, 2002 was $106.7 million, a decrease of $13.3 million, or 11.1%, from the level of $120.0 million during the 2001 period. The decrease was principally due to the $7.7 million one-time restructuring charge recorded in the first quarter of 2001.  The 2001 period included $3.3 million in goodwill amortization.  During the first quarter of 2001, the Company also recorded a $462,000 early payment penalty, when it elected to pay off various Federal Home Loan Bank borrowings, which carried higher than market interest rates.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2002 was $10.1 million, an increase of $1.1 million, or 12.2%, from the 2001 level of $9.0 million. The increase was due principally to the increase in pre-tax net income.  The effective tax rate for the three months ended June 30, 2002 was 33.65%, as compared to 33.76% in the corresponding period in 2001.

The provision for income taxes for the six months ended June 30, 2002 was $20.0 million, an increase of $5.4 million, or 37.2%, from the 2001 level of $14.6 million.  The increase was due primarily to the increase in pre-tax net income as a result of the one-time restructuring charge, which included the write-off of various non-deductible intangible assets and the special loan loss provision recorded in the 2001 period.

Financial Condition

Loans

Total loans were $3.7 billion at June 30, 2002 and at December 31, 2001.

The following table presents the Company’s balance of each major category of loans:

	June 30, 2002		December 31, 2001
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans
Loan category:	(Dollars in Thousands )
Real estate	$1,524,436	41.7%	$1,515,118	40.5%
Real estate construction	480,195	13.2%	519,031	13.9%
Commercial	787,487	21.6%	824,318	22.1%
Consumer and other	618,566	16.9%	627,034	16.8%
Agricultural	242,065	6.6%	251,191	6.7%
Total loans	3,652,749	100.0%	3,736,692	100.0%
Less allowance for loan losses	(55,552)		(54,991)
Total	$3,597,197		$3,681,701

Nonperforming Assets

At June 30, 2002, nonperforming assets were $24.0 million, an increase of $84,000 or 0.4% from the $23.9 million level at December 31, 2001. At June 30, 2002, nonperforming loans as a percent of total loans were .60%, up from the December 31, 2001 level of ..56%.  OREO was $1.9 million at June 30, 2002, a decrease of $926,000 from $2.9 million at December 31, 2001.

Nonperforming assets of the Company are summarized in the following table:

(Dollars in thousands)	June 30, 2002	December 31, 2001
Loans
Nonaccrual loans	$21,843	$20,818
Restructured loans	237	252
Nonperforming loans	22,080	21,070
Other real estate owned	1,943	2,869
Nonperforming assets	$24,023	$23,939
Loans 90 days or more past due but still accruing	$4,067	$6,270
Nonperforming loans as a percentage of total loans	.60%	.56%
Nonperforming assets as a percentage of total assets	.43%	.41%
Nonperforming assets as a percentage of loans and OREO	.66%	.64%

Total Loans	$3,652,749	$3,736,692
Total Assets	5,603,955	5,772,326

Allowance for Loan Losses

At June 30, 2002 the allowance for loan losses was $55.6 million, an increase of $2.7 million from the June 30, 2001 balance of $52.9 million.  Net charge-offs during the three months ended June 30, 2002 were $237,000 less than those incurred during the three months ended June 30, 2001.

At June 30, 2002, the allowance for loan losses as a percentage of total loans was 1.52%, an increase from the June 30, 2001 level of 1.39%.

The following table sets forth the Company’s allowance for loan losses:

	For the Six Months Ended June 30,
(Dollars in thousands)	2002	2001
Balance at beginning of period	$54,991	$52,168
Charge-offs:
Real estate	2,092	503
Real estate construction	50	2,480
Commercial	3,480	2,782
Consumer and other	4,946	4,519
Agricultural	115	173
Total charge-offs	10,683	10,457
Recoveries:
Real estate	126	94
Real estate construction	1,205	3
Commercial	354	407
Consumer and other	2,870	1,604
Agricultural	77	152
Total recoveries	4,632	2,260
Net charge-offs	6,051	8,197
Provision charged to operations	6,612	8,920
Balance at end of period	$55,552	$52,891
Allowance as a percentage of total loans	1.52%	1.39%
Annualized net charge-offs to average loans outstanding	0.33%	0.44%

Total Loans	$3,652,749	$3,808,419
Average Loans	3,698,147	3,761,312

Investments

The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.5 billion at June 30, 2002 and December 31, 2001.  At June 30, 2002, the investment portfolio represented 26.2% of total assets, the same as at December 31, 2001.  In addition to investment securities, the Company had investments in interest-bearing deposits of $1.9 million at June 30, 2002, an increase of $1.5 million from $341,000 at December 31, 2001.

Deposits

Total deposits were $4.5 billion at June 30, 2002, a decrease of $223.3 million, or 4.7%, from $4.8 billion at December 31, 2001.  Noninterest-bearing deposits at June 30, 2002 were $400 million, a decrease of $88 million, or 18.0%, from $488 million at December 31, 2001.  The decrease in total deposits and noninterest bearing deposits was principally due to the impact of the sale of Company offices during 2001 and 2002, which had $134 million in deposits at the time of sale.  The Company’s core deposits as a percent of total deposits were 84.8% and 85.3% as of June 30, 2002 and December 31, 2001, respectively.  Interest-bearing deposits were $4.1 billion at June 30, 2002, a decrease of $135 million, or 3.2% from $4.3 billion at December 31, 2001.

Borrowings

Short-term borrowings of the Company were $53 million as of June 30, 2002, an increase of $29 million, or 120.8%, from $24 million as of December 31, 2001.  The increase is due primarily to the fluctuation in the level of daily deposits and its impact on short-term liquidity, and reflects the Company’s strategy of funding short-term liquidity needs in the most cost effective manner.

Long-term debt of the Company was $133 million as of June 30, 2002, a decrease of $4 million, or 2.9%, from the $137 million as of December 31, 2001.

Capital Management

Shareholders’ equity increased $13 million to $370 million at June 30, 2002 from $357 million at December 31, 2001.  Unrealized gain and loss on available-for-sale securities, net of taxes, increased $10.6 million from December 31, 2001.  At June 30, 2002, the Company’s Tier 1 capital, total risk-based capital and leverage ratios were 9.16%, 11.35%, and 6.79%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases).  At June 30, 2002, the Company had risk-weighted assets of $4.1 billion.

On March 27, 2002, the Company issued $60 million in 8.125% Cumulative Capital Securities, through CFB Capital III, a business trust subsidiary organized in February 2002.  All $60 million of the capital securities qualify as Tier I Capital for regulatory capital calculation purposes.  The proceeds from the offering were used on May 1, 2002 to redeem the $60 million of 8-7/8% junior subordinated debentures that were issued in February 1997.  The Company has unconditionally guaranteed the obligations of CFB Capital III under the 8.125% cumulative capital securities.

Stock Repurchases

In August 2001, the Company adopted a common stock repurchase program providing for the repurchase of up to 3 million shares of the Company’s common stock.  Previously, in April 2000 and in August 2000, the Company had adopted similar repurchase programs for up to 5 million shares each.  During 2000 and 2001, the Company repurchased all shares authorized under the 2000 programs.  During the second quarter of 2002, the Company repurchased 300,000 shares under the 2001 program, at prices ranging from $24.75 to $27.60.  At June 30, 2002, 2.1 million shares remain under the current repurchase authorization.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings:

None.

Item 2.            Changes in Securities:

On March 27, 2002, the Company issued $60 million in 8.125% Cumulative Capital Securities, through CFB Capital III, a business trust subsidiary organized in February 2002.  All $60 million of the capital securities qualify as Tier I Capital for regulatory capital calculation purposes.  The proceeds from the offering were used on May 1, 2002 to redeem the $60 million of 8-7/8% junior subordinated debentures that were issued in February 1997.  The Company has unconditionally guaranteed the obligations of CFB Capital III under the 8.125% cumulative capital securities.

Item 3.            Defaults upon Senior Securities:

None.

Item 4.            Submission of Matters to a Vote of Security Holders:

The Company held its Annual Meeting of Shareholders on April 23, 2002.  The shareholders took the following actions:

(i)                         The shareholders elected twelve directors to hold office until the next Annual Meeting of Shareholders or until their successors are elected.  The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees.

	Votes For	Votes Withheld
Mark A. Anderson	35,901,932	465,449
Patrick Delaney	35,618,835	748,546
John H. Flittie	35,760,715	606,666
Thomas Gallagher	35,761,658	605,723
Darrell G. Knudson	35,922,638	444,743
Dennis M. Mathisen	35,315,972	1,051,409
Donald R. Mengedoth	35,266,967	1,100,414
Rahn Porter	35,759,134	608,247
Annette Quintana	35,909,696	457,685
Marilyn Seymann	35,478,279	889,102
Harvey L. Wollman	35,756,340	611,041
Lauris N. Molbert	35,919,621	447,760

(ii)                      The shareholders ratified and approved the election of Ernst & Young LLP as the independent public accountants for the Company for the current fiscal year.  35,702,234 votes were cast for the resolution; 625,063 votes were cast against the resolution.

Item 5.            Other Information:

None.

Item 6.            Exhibits and Reports on Form 8-K:

(a)                      Exhibits:

99.1                                 Certificate of the Chief Executive Officer pursuant to the Sarbanes — Oxley Act of 2002.

99.2                                 Certificate of the Chief Financial Officer pursuant to the Sarbanes — Oxley Act of 2002.

 (b)      Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.

Date: August 8, 2002	/s/ Mark A. Anderson
Mark A. Anderson
President and Chief Executive Officer

Date: August 8, 2002	/s/ Craig A. Weiss
Craig A. Weiss
Chief Financial Officer