Form 10-Q
period 2002-09-30
COMMUNITY FIRST BANKSHARES INC
filed 2002-11-12
CIK 857593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

for the transition period from              to

Commission File Number 0-19368

Community First Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0391436
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

520 Main Avenue, Fargo, North Dakota 58124
(Address of principal executive offices)

(701) 298-5600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

At November 8, 2002, 39,158,936 shares of common stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2002

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data) (Unaudited)	September 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$222,439	$248,260
Federal funds sold and securities purchased under agreements to resell	32,000	—
Interest-bearing deposits	2,812	341
Available-for-sale securities	1,382,789	1,437,066
Held-to-maturity securities (fair value: 9/30/02 - $79,282, 12/31/01 - $76,765)	79,282	76,765
Loans	3,647,133	3,736,692
Less: Allowance for loan losses	(56,106)	(54,991)
Net loans	3,591,027	3,681,701
Bank premises and equipment, net	128,256	125,947
Accrued interest receivable	39,943	39,491
Goodwill	62,903	62,903
Other intangible assets	33,383	34,554
Other assets	44,868	65,298
Total assets	$5,619,702	$5,772,326
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$427,702	$487,864
Interest-bearing:
Savings and NOW accounts	2,376,193	2,367,255
Time accounts over $100,000	700,005	692,315
Other time accounts	1,136,852	1,203,379
Total deposits	4,640,752	4,750,813
Federal funds purchased and securities sold under agreements to repurchase	253,844	318,859
Other short-term borrowings	33,949	23,780
Long-term debt	136,500	136,841
Accrued interest payable	19,406	29,966
Other liabilities	32,875	35,362
Total liabilities	5,117,326	5,295,621
Company-obligated mandatorily redeemable preferred securities of CFB Capital	120,000	120,000
Shareholders’ equity:
Common stock, par value $.01 per share: Authorized Shares — 80,000,000 Issued Shares — 51,021,896	510	510
Capital surplus	192,687	193,103
Retained earnings	382,083	348,101
Unrealized gain on available-for-sale securities, net of tax	22,847	3,847
Less cost of common stock in treasury - September 30, 2002 — 11,701,800 shares December 31, 2001 — 10,775,857 shares	(215,751)	(188,856)
Total shareholders’ equity	382,376	356,705
Total liabilities and shareholders’ equity	$5,619,702	$5,772,326

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share data) (Unaudited)	2002	2001	2002	2001
Interest income:
Loans	$69,514	$84,542	$209,994	$258,592
Investment securities	19,517	22,761	61,416	75,568
Interest-bearing deposits	13	39	31	178
Federal funds sold and resale agreements	65	29	92	83
Total interest income	89,109	107,371	271,533	334,421
Interest expense:
Deposits	18,114	32,388	58,272	111,795
Short-term and other borrowings	1,550	3,319	4,957	13,303
Long-term debt	2,017	2,257	5,994	6,539
Total interest expense	21,681	37,964	69,223	131,637
Net interest income	67,428	69,407	202,310	202,784
Provision for loan losses	3,352	5,301	9,964	14,221
Net interest income after provision for loan losses	64,076	64,106	192,346	188,563
Noninterest income:
Service charges on deposit accounts	9,154	9,626	26,831	29,217
Insurance commissions	3,758	3,489	10,365	9,467
Fees from fiduciary activities	1,272	1,337	4,101	4,262
Security sales commissions	1,827	1,456	7,417	4,617
Net gain (loss) on sales of available-for-sale securities	56	19	(115)	251
Other	3,628	3,627	8,650	9,829
Total noninterest income	19,695	19,554	57,249	57,643
Noninterest expense:
Salaries and employee benefits	28,105	28,687	85,864	86,314
Net occupancy	8,671	7,889	24,654	23,638
FDIC insurance	194	226	611	702
Legal and accounting	781	945	2,433	2,865
Other professional services	943	891	2,850	3,304
Restructuring charge	—	—	—	7,656
Data processing	663	1,033	2,155	2,985
Advertising	1,077	1,318	3,070	3,918
Telephone	1,340	1,430	4,298	4,236
Company-obligated mandatorily redeemable preferred securities of CFB Capital I, II & III	2,450	2,561	7,957	7,712
Amortization of intangibles	833	2,374	2,487	7,493
Other	8,124	8,361	23,535	24,919
Total noninterest expense	53,181	55,715	159,914	175,742

Income before income taxes	30,590	27,945	89,681	70,464
Provision for income taxes	10,221	9,505	30,194	24,063
Net income	$20,369	$18,440	$59,487	$46,401

See accompanying notes

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(Dollars in thousands, except per share data) (Unaudited)	2002	2001	2002	2001
Earnings per common and common equivalent share:
Basic net income	$0.52	$0.45	$1.50	$1.13
Diluted net income	$0.51	$0.45	$1.47	$1.11

Average common shares outstanding:
Basic	39,424,624	40,697,521	39,724,971	41,135,096
Diluted	40,073,077	41,359,956	40,409,350	41,660,439

Dividends per share	$0.21	$0.18	$0.59	$0.50

STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(Dollars in thousands) (Unaudited)	2002	2001	2002	2001
Net income	$20,369	$18,440	$59,487	$46,401
Other comprehensive income, net of tax:
Unrealized gains and losses on securities:
Unrealized holding gains arising during period	8,404	11,762	18,931	25,001
Less: Reclassification adjustment for (gains) losses included in net income	(34)	(11)	69	(151)
Other comprehensive income	8,370	11,751	19,000	24,850
Comprehensive income	$28,739	$30,191	$78,487	$71,251

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(In thousands)
(Unaudited)	2002	2001
Cash flows from operating activities:
Net income	$59,487	$46,401
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,964	14,221
Depreciation	10,708	10,100
Amortization of intangibles	2,487	7,493
Net amortization of premiums (discounts) on securities	1,208	(455)
(Increase) decrease in interest receivable	(452)	4,154
(Decrease) increase in interest payable	(10,560)	(9,780)
Other - net	4,170	10,227
Net cash provided by operating activities	77,012	82,361

Cash flows from investing activities:
Net increase in interest-bearing deposits	(2,471)	(2,331)
Purchases of available-for-sale securities	(809,359)	(273,106)
Maturities of available-for-sale securities	838,999	657,923
Sales of available-for-sale securities, net of gains	54,886	30,907
Purchases of held-to-maturity securities	(2,517)	(2,639)
Net decrease (increase) in loans	80,710	(81,634)
Net increase in bank premises and equipment	(13,017)	(14,061
Net cash provided by investing activities	147,231	315,059

Cash flows from financing activities:
Net decrease in demand deposits, NOW accounts and savings accounts	(51,224)	(104,030)
Net decrease in time accounts	(58,837)	(160,484)
Net decrease in short-term and other borrowings	(54,846)	(121,112)
Net (decrease) increase in long-term debt	(341)	16,031
Net cost of redemption of Company-obligated mandatorily redeemable preferred securities of CFB Capital I	(1,118)	—
Purchase of common stock held in treasury	(32,972)	(40,523)
Sale of common stock held in treasury	4,719	2,514
Common stock dividends paid	(23,445)	(20,543)
Net cash used in financing activities	(218,064)	(428,147)
Net increase (decrease) in cash and cash equivalents	6,179	(30,727)
Cash and cash equivalents at beginning of period	248,260	256,136
Cash and cash equivalents at end of period	$254,439	$225,409

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

Diluted earnings per common share is calculated by adjusting the weighted average number of shares of common stock outstanding for shares that would be issued assuming the exercise of stock options and warrants during each period.  Such adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per share.

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

The following table sets forth the computation of net income and basic and diluted earnings per share as though goodwill amortization had not been recorded as an expense during the three and nine month periods ended September 30  (dollars in thousands, except per share data):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2002	2001	2002	2001
Reported net income	$20,369	$18,440	$59,487	$46,401

Effect of SFAS 142
After-tax goodwill amortization included in net income	—	1,244	—	3,737
Adjusted net income	20,369	19,684	59,487	50,138

Adjusted basic earnings per share	$0.52	$0.48	$1.50	$1.22
Adjusted diluted earnings per share	$0.51	$0.48	$1.47	$1.20

The aggregate amortization expense of intangible assets other than goodwill for the year ended December 31, 2001 was $3,375,000.  The following table sets forth estimated amortization expense for intangible assets other than goodwill for each of the five years subsequent to December 31, 2001 (in thousands):

For year ended December 31, 2002	$3,317
For year ended December 31, 2003	3,316
For year ended December 31, 2004	3,300
For year ended December 31, 2005	3,255
For year ended December 31, 2006	3,183

All of the Company’s intangible assets other than goodwill are subject to amortization.  The following table sets forth the gross carrying amount and accumulated amortization, in total and by major class of intangible assets as of December 31, 2001 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Deposit-based intangibles	$39,620	$11,652
Insurance list premiums	7,874	1,630
Non-compete agreements	659	317
Total	$48,153	$13,599

Note D- INVESTMENTS

The following is a summary of available-for-sale and held-to-maturity securities at September 30, 2002 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury	$55,029	$1,305	$0	$56,334
United States Government agencies	252,037	6,035	4	258,068
Mortgage-backed securities	869,606	28,444	175	897,875
Collateralized mortgage obligations	3,782	77	0	3,859
State and political securities	77,047	3,699	0	80,746
Other securities	87,462	1,368	2,923	85,907
	$1,344,963	$40,928	$3,102	$1,382,789

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Other securities	$79,282	—	—	$79,282
	$79,282	$—	$—	$79,282

Proceeds from the sale of available-for-sale securities during the three months ended September 30, 2002 and 2001 were $46,895,000 and $4,564,000, respectively.  Gross gains of $1,531,000 and $19,000 were realized on sales during the third quarter of 2002 and 2001, respectively.  Gross losses of $1,475,000 and $0 were realized on sales during the third quarter of 2002 and 2001, respectively.  Gains and losses on disposition of these securities were computed using the specific identification method.

Note E - LOANS

The composition of the loan portfolio at September 30, 2002 was as follows (in thousands):

Real estate	$1,576,442
Real estate construction	454,418
Commercial	756,049
Consumer and other	627,017
Agriculture	233,207
3,647,133
Less allowance for loan losses	(56,106)
Net loans	$3,591,027

Note F - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk.  These financial instruments include commitments to extend credit and letters of credit.  The contract or notional amounts of these financial instruments at September 30, 2002 were as follows (in thousands):

Commitments to extend credit	$623,637
Letters of credit	30,305

Note G- SUBORDINATED NOTES

Long-term debt at September 30, 2002 included $60 million of 7.30% Subordinated Notes issued in June 1997.  These notes are due June 30, 2004, with interest payable semi-annually.  At September 30, 2002, $12 million qualified as Tier 2 capital. At September 30, 2002, the subsidiary bank had a $25 million unsecured subordinated term note, maturing on December 22, 2007.  The subsidiary bank note bears an interest rate of LIBOR, plus 140 basis points.

Note H - INCOME TAXES

The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

For the Nine Months Ended, September 30, 2002

35% of pretax income	$31,388
State income tax, net of federal tax benefit	1,561
Tax-exempt interest	(2,980)
Other	225
Provision for income taxes	$30,194

Note I — COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

On March 27, 2002, the Company issued $60 million of 8.125% Cumulative Capital Securities, through CFB Capital III, a Delaware business trust subsidiary organized in February 2002.  The proceeds of the offering were invested by CFB Capital III in Junior Subordinated Debentures of the Company.  The debentures can be redeemed no earlier than April 15, 2007, and mature April 15, 2032.  The capital securities qualified as Tier I capital under capital guidelines of the Federal Reserve.  On May 1, 2002, the Company used the net proceeds to redeem all of the 8 7/8% Junior Subordinated Debentures that it issued in 1997, thereby triggering the redemption of all 2,400,000 of the 8 7/8% Cumulative Capital Securities issued by CFB Capital I, a Delaware business trust.

Note J - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30 (in thousands)	2002	2001
Unrealized gain on available-for-sale securities	$31,457	$41,148

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Community First Bankshares, a $5.6 billion financial services company, provides a complete line of banking, investment, insurance, mortgage and trust products to individuals and businesses.  The company’s extensive offering of financial products and services is marketed through full-service offices in 136 communities in 12 states — Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.

Basis of Presentation

The following is a discussion of the Company’s financial condition as of September 30, 2002 and December 31, 2001, and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001.

Strategic Initiatives

On March 22, 2001 the Company announced a series of strategic initiatives designed to improve customer service and strengthen its position as a provider of diversified financial services.  Initiatives included a redefinition of the Company’s delivery model and the sale or closure of banking offices.  These initiatives are continuing in 2002 and the results of operations for the three and nine month periods ended September 30, 2002 reflect the Company’s continuing efforts at implementing the initiatives described below.

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

Under the redesigned delivery support structure, the Company is implementing a centralized consumer credit process. Once fully operational, the central structure will offer a complete range of decision, origination, documentation and collection services to all Company offices through a Fargo, North Dakota location. Centralization is expected to be completed by late 2003.

Community First is proactively implementing tools to enhance service and maximize opportunities by providing more products and new ways to access them, including online offerings. Its online business banking product was launched in 2002. Platform and teller systems to enhance services and customer relationship management tools to maximize cross-selling opportunities are scheduled in the course of the next 18 months.

The Company is building a sales culture for long-term success. It has combined its investment, insurance and bank sales forces and measures performance through a balanced scorecard, with compensation tied to sales performance.

To further strengthen business banking relationships, the Company is developing and implementing cash management strategies to offer value-added services for business customers, while enhancing revenue opportunities within Community First.  The Company continues to build on its Regional Financial Center-Community Financial Center franchise model and plans for market extension-based expansion in 2003 and beyond.

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

Overview

For the three months ended September 30, 2002, net income was $20.4 million, an increase of $2.0 million or 10.9% from $18.4 million during the 2001 period.  Basic earnings per common share for the three months ended September 30, 2002 were $0.52, compared to $0.45 in the same period in 2001.  Diluted earnings per share for the three months ended September 30, 2002 were $0.51.

Return on average assets and return on common equity for the three months ended September 30, 2002 were 1.45% and 21.83%, respectively, as compared to the 2001 ratios of 1.26% and 20.89%.  The increase in return on assets is due to the increase in net income and a $219 million decrease in average assets.  The increase in return on equity is principally due to the increase in net income.

For the nine months ended September 30, 2002, net income was $59.5 million, an increase of $13.1 million or 28.2% from $46.4 million during the 2001 period.  Basic earnings per common share for the nine months ended September 30, 2002 were $1.50, compared to $1.13 in the same period in 2001.  Diluted earnings per share for the nine months ended September 30, 2002 were $1.47.  In addition to increased core earnings, the increase in earnings per share is also due to a one-time after-tax charge of $5.1 million, or 12 cents per share, to account for the financial impact of a restructuring charge recorded in the first quarter of 2001 and, the write-off of the Company’s largest non-performing loan and the recognition of a special loan loss provision equal to the amount of the write-off of $1.5 million after-tax, or 4 cents per share.  Excluding the one-time charge and the special loan loss provision, diluted earnings per share would have been $1.27 cents per share for the nine months ended September 30, 2001.  The 2002 period includes the positive impact of 3 cents per share per quarter for a cumulative impact of 9 cents per share, year to date, due to the accounting change ending the amortization of goodwill.  The nine months ended September 30, 2001 includes $4.9 million in goodwill amortization.

Return on average assets and return on common equity for the nine months ended September 30, 2002 were 1.42% and 22.04%, respectively, as compared to the 2001 ratios of 1.05% and 17.91%.  The increase in return on assets and return on equity is principally due to an increase in net income, resulting from higher earnings in 2002 and the restructuring charge and special loan loss provision recorded in 2001.  In addition, average assets for the nine months ended September 30, 2002 decreased $287 million or 4.9% from the same period in 2001.  Return on average assets and return on average common equity, exclusive of the one-time charge and the special loan loss provision recorded in the first quarter of 2001, would have been 1.20% and 20.45%, respectively for the nine months ended September 30, 2001.

Results of Operations

Net Interest Income

Net interest income for the three months ended September 30, 2002 was $69.4 million, on a tax-equivalent basis, a decrease of $2.1 million, or 2.9%, from the net interest income of $71.5 million earned during the 2001 period. The net interest margin of 5.38% for the three months ended September 30, 2002 was up slightly from 5.35% for the corresponding 2001 period.  Average interest earning assets during the third quarter of 2002 decreased $180 million or 3.4% from the 2001 period, while average interest bearing liabilities during the third quarter of 2002 decreased $243 million, or 5.6% from the 2001 period.

Net interest income for the nine months ended September 30, 2002 was $208.4 million, on a tax-equivalent basis, a decrease of $542,000, or 0.3%, from the net interest income of $209.0 million earned during the corresponding 2001 period. The net interest margin of 5.41% for the period ended September 30, 2002 was up from 5.18% for the corresponding 2001 period.  Average interest earning assets during the nine-month period ended September 30, 2002 decreased $244 million, or 4.5% from the same period in 2001, while average interest bearing liabilities during the nine-month period ending September 30, 2002 decreased $323 million from the same period during 2001.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2002 was $3.4 million, a decrease of $1.9 million, or 35.8% from the corresponding 2001 period.  Net charge-offs were $2.8 million or .30 percent (annualized) of average loans for the third quarter of 2002, compared to $3.4 million or .35 percent for the third quarter of 2001. At September 30, 2002, nonperforming assets were $25.9 million, an increase of $885,000, or 3.5% from $25.0 million at September 30, 2001.  Nonperforming assets comprised .46% of total assets at September 30, 2002 and .44% of total assets at September 30, 2001.

The provision for loan losses for the nine months ended September 30, 2002 was $10.0 million, a decrease of $4.2 million, or 29.6%, from the $14.2 million provision during the corresponding 2001 period.  The 2001 period includes a $2.4 million special loan loss provision to reflect the charge-off of the Company’s largest non-performing asset, an Arizona based credit facility.

Noninterest Income

Noninterest income for the three months ended September 30, 2002 was $19.7 million, an increase of $141,000, or 0.7%, from the 2001 level of $19.6 million. Commissions on the sale of investment securities were $1.8 million, a $371,000 or 25.5% increase from the $1.5 million recorded in the 2001 period due principally to an increase in the Company’s customer base as a result of special sales campaigns during 2002 and 2001.       Insurance commissions were $3.8 million for the 2002 quarter, an increase of $269,000 or 7.7% from the $3.5 million recorded in the 2001 quarter attributed primarily to an increase in the Company’s customer base as a result of agency acquisitions during 2002 and 2001.  Service charges on deposit accounts decreased $472,000 or 4.9%, to $9.2 million as of September 30, 2002, compared to $9.6 million during the 2001 period due principally to a $178 million reduction in average deposits during the 2002 period, from the 2001 period.

Noninterest income for the nine months ended September 30, 2002 was $57.2 million, a slight decrease of $394,000, or 0.7%, from the 2001 level of $57.6 million. Investment sales commissions increased $2.8 million, or 60.6%, as a result of a sales campaign completed during the 2002 period.  Insurance commissions increased $898,000 or 9.5%, due in part to the acquisition of five insurance agencies during 2002 and 2001.  These increases were offset by a $2.4 million, or 8.2% decrease in service charges on deposit accounts due in part to a reduction in average deposit levels, and a $1.1 million, or 11.2% decrease in other income. The decrease in other income was principally due to a $783,000 decrease in fees earned on the issuance of money orders.  The 2002 period included a $115,000 loss on the sale of investment securities, compared to a $251,000 gain in the corresponding 2001 period.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2002 was $53.2 million, a decrease of $2.5 million, or 4.5%, from the level of $55.7 million during the corresponding 2001 period. Net occupancy expense increased $782,000, or 9.9% due in part to increased depreciation of equipment associated with the Company’s strategic initiatives implemented during 2002 and 2001.  Data processing expense decreased $370,000, or 35.8% due principally to an increase in the level of offsetting fees associated with the processing of electronic banking transactions.  The 2001 period included $1.6 million of goodwill amortization.

Noninterest expense for the nine months ended September 30, 2002 was $159.9 million, a decrease of $15.8 million, or 9.0%, from the level of $175.7 million during the 2001 period. The decrease was principally due to the $7.7 million one-time restructuring charge recorded in the first quarter of 2001.  The 2001 period included $4.9 million in goodwill amortization.  Discretionary advertising expenses decreased $848,000, or 21.6%, from $3.9 million in the 2001 period, to $3.1 million in the 2002 period.  Data processing expense decreased $830,000, or 27.8%, from $3.0 million in the 2001 period, to $2.2 million in the 2002 period, due principally to increased efficiency in recovering electronic banking costs.  During the first quarter of 2001, the Company also recorded a $462,000 early payment penalty, when it elected to pay off various Federal Home Loan Bank borrowings, which carried higher than market interest rates.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2002 was $10.2 million, an increase of $716,000, or 7.5%, from the 2001 level of $9.5 million. The increase was due principally to the increase in pre-tax net income.  The effective tax rate for the three months ended September 30, 2002 was 33.41%, as compared to 34.01% in the corresponding period in 2001.

The provision for income taxes for the nine months ended September 30, 2002 was $30.2 million, an increase of $6.1 million, or 25.3%, from the 2001 level of $24.1 million.  The increase was due primarily to the increase in pre-tax net income including the impact of the one-time restructuring charge, which included the write-off of various non-deductible intangible assets and the special loan loss provision recorded in the 2001 period.  The effective tax rate for the nine months ended September 30, 2002 was 33.67%, as compared to 34.15% in the corresponding period in 2001.

Financial Condition

Total loans were $3.6 billion at September 30, 2002 and $3.7 billion at December 31, 2001.

The following table presents the Company’s balance of each major category of loans:

	September 30, 2002		December 31, 2001
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in Thousands)
Loan category:
Real estate	$1,576,442	43.2%	$1,515,118	40.5%
Real estate construction	454,418	12.5%	519,031	13.9%
Commercial	756,049	20.7%	824,318	22.1%
Consumer and other	627,017	17.2%	627,034	16.8%
Agricultural	233,207	6.4%	251,191	6.7%
Total loans	3,647,133	100.00%	3,736,692	100.0%
Less allowance for loan losses	(56,106)		(54,991)
Total	$3,591,027		$3,681,701

Nonperforming Assets

At September 30, 2002, nonperforming assets were $25.9 million, an increase of $2.0 million or 8.4% from the $23.9 million level at December 31, 2001. The increase in non-performing assets was driven by an increase in the level of non-accrual loans, originated principally within the commercial and commercial real estate portfolios.  The increase in non-accrual loans was dispersed throughout the Company’s markets and does not signify any industry or geographic concentration.  At September 30, 2002, nonperforming loans as a percent of total loans were .68%, up from the December 31, 2001 level of .56%.  Other Real Estate Owned (“OREO”) was $1.2 million at September 30, 2002, a decrease of $1.7 million from $2.9 million at December 31, 2001, which is the result of completing the sale of real estate properties held at December 31, 2001.

Nonperforming assets of the Company are summarized in the following table:

(Dollars in thousands)	September 30, 2002	December 31, 2001
Loans
Nonaccrual loans	$24,527	$20,818
Restructured loans	228	252
Nonperforming loans	24,755	21,070
Other real estate owned	1,159	2,869
Nonperforming assets	$25,914	$23,939
Loans 90 days or more past due but still accruing	$3,409	$6,270
Nonperforming loans as a percentage of total loans	.68%	.56%
Nonperforming assets as a percentage of total assets	.46%	.41%
Nonperforming assets as a percentage of loans and OREO	.71%	.64%

Total Loans	$3,647,133	$3,736,692
Total Assets	5,619,702	5,772,326

Allowance for Loan Losses

At September 30, 2002 the allowance for loan losses was $56.1 million, an increase of $1.3 million from the September 30, 2001 balance of $54.8 million.  Net charge-offs during the three months ended September 30, 2002 were $574,000 less than those incurred during the three months ended September 30, 2001.

At September 30, 2002, the allowance for loan losses as a percentage of total loans was 1.54%, an increase from the September 30, 2001 level of 1.44%.  The increase in the allowance of loan losses as a percentage of loans is attributed in part to a $161 million decrease in average loans.

                The following table sets forth the Company’s allowance for loan losses:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2002	2001
Balance at beginning of period	$54,991	$52,168
Charge-offs:
Real estate	2,314	1,386
Real estate construction	50	2,480
Commercial	4,719	4,000
Consumer and other	8,112	7,002
Agricultural	169	305
Total charge-offs	15,364	15,173
Recoveries:
Real estate	225	188
Real estate construction	1,269	4
Commercial	658	617
Consumer and other	4,198	2,564
Agricultural	165	231
Total recoveries	6,515	3,604
Net charge-offs	8,849	11,569
Provision charged to operations	9,964	14,221
Balance at end of period	$56,106	$54,820
Allowance as a percentage of total loans	1.54%	1.44%
Annualized net charge-offs to average loans outstanding	0.32%	0.41%

Total Loans	$3,647,133	$3,808,267
Average Loans	3,681,546	3,778,399

Investments

The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.5 billion at September 30, 2002 and December 31, 2001.  At September 30, 2002, the investment portfolio represented 26.0% of total assets, compared with 26.2% at December 31, 2001.  In addition to investment securities, the Company had investments in interest-bearing deposits of $2.8 million at September 30, 2002, an increase of $2.5 million from $341,000 at December 31, 2001.

Deposits

Total deposits were $4.6 billion at September 30, 2002, a decrease of $110.1 million, or 2.3%, from $4.8 billion at December 31, 2001.  Noninterest-bearing deposits at September 30, 2002 were $428 million, a decrease of $60 million, or 12.3%, from $488 million at December 31, 2001.  The decrease in total deposits and noninterest bearing deposits was principally due to the impact of the sale of Company offices during 2001 and 2002, which had $134 million in deposits at the time of sale.  The Company’s core deposits as a percent of total deposits were 84.5% and 85.3% as of September 30, 2002 and December 31, 2001, respectively.  Interest-bearing deposits were $4.2 billion at September 30, 2002, a decrease of $50 million, or 1.2% from $4.3 billion at December 31, 2001.

Borrowings

Short-term borrowings of the Company were $34 million as of September 30, 2002, an increase of $10 million, or 41.7%, from $24 million as of December 31, 2001.  The increase is due primarily to the fluctuation in the level of daily deposits and its impact on short-term liquidity, and reflects the Company’s strategy of funding short-term liquidity needs in the most cost effective manner.

Long-term debt of the Company was $137 million as of September 30, 2002 and December 31, 2001.

Capital Management

Shareholders’ equity increased $25 million to $382 million at September 30, 2002 from $357 million at December 31, 2001.  Unrealized gain on available-for-sale securities, net of taxes, increased $19.0 million from December 31, 2001.  At September 30, 2002, the Company’s Tier 1 capital, total risk-based capital and leverage ratios were 9.27%, 11.42%, and 6.87%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases).  At September 30, 2002, the Company had risk-weighted assets of $4.1 billion.

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

Stock Repurchases

In August 2001, the Company adopted a common stock repurchase program providing for the repurchase of up to 3 million shares of the Company’s common stock.  Previously, in April 2000 and in August 2000, the Company had adopted similar repurchase programs for up to 5 million shares each.  During 2000 and 2001, the Company repurchased all shares authorized under the 2000 programs.  During the third quarter of 2002, the Company repurchased 356,000 shares under the 2001 program, at prices ranging from $22.55 to $27.05.  At September 30, 2002, the Company may purchase up to 2.1 million shares under the current repurchase authorization.

Forward-looking Statements

This Form 10-Q contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Forward–looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:  risk of loans and investments, including dependence on local economic conditions; competition for the Company’s customers from other providers of financial services; possible adverse effects of changes in interest rates; execution and implementation of the series of strategic initiatives announced during 2001; balance sheet and critical ratio risks related to the share repurchase program; risks related to the Company’s acquisition strategy, including risks of adversely changing results of operations and factors affecting the Company’s ability to consummate further acquisitions, and other risks detailed in the Company’s filings with the Securities and Exchange Commission including the risks identified in the Company’s Form 10-K filed with the Commission on March 18, 2002, all of which are difficult to predict and many of which are beyond the control of the Company.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2001 in the Company’s Form 10-K and Annual Report.

Item 4.  Controls and Procedures.

a.               Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Mark A. Anderson, and Chief Financial Officer, Craig A. Weiss, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

b.              Changes in Internal Controls.

                        There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings:

None.

Item 2.	Changes in Securities:

None

Item 3.	Defaults upon Senior Securities:

None.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 5.	Other Information:

None.

Item 6.	Exhibits and Reports on Form 8-K:

(a)	Exhibits:
	99.1	Certificate pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K:
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First Bankshares, Inc.
(Registrant)

Date:	November 8, 2002	/s/ Mark A. Anderson
President and
Chief Executive Officer

Date:	November 8, 2002	/s/ Craig A. Weiss
Chief Financial Officer

CERTIFICATIONS

I, Mark A. Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community First Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	/s/ Mark A. Anderson
President and Chief Executive Officer

I, Craig A. Weiss, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community First Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	/s/ Craig A. Weiss
Chief Financial Officer