Form 10-K
period 2002-12-31
COMMUNITY FIRST BANKSHARES INC
filed 2003-03-19
CIK 857593

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

(701) 298-5600
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:	COMMON STOCK, $.01 PAR VALUE
PREFERRED STOCK PURCHASE RIGHTS
8.125% CUMULATIVE CAPITAL SECURITIES,
$25 LIQUIDATION AMOUNT(1)
8.20% CUMULATIVE CAPITAL SECURITIES,
$25 LIQUIDATION AMOUNT(2)
7.60% CUMULATIVE CAPITAL SECURITIES,
$25 LIQUIDATION AMOUNT(3)
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☒ NO ☐

As of March 14, 2003, assuming as market value the price of $25.20 per share, the average between the bid and asked sale prices on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $909 million.

As of March 14, 2003, the Company had outstanding 38,540,919 shares of Common Stock, $.01 par value, net of treasury shares.

(1)                                  The 8.125% Cumulative Capital Securities (the “CFB Capital III Securities”) were issued by CFB Capital III (“CFB Capital III”), a wholly owned Delaware business trust subsidiary of the Company.  The Company has also fully and unconditionally guaranteed all of CFB Capital III’s obligations under the CFB Capital III Securities.

(2)                                  The 8.20% Cumulative Capital Securities (the “CFB Capital II Securities”) were issued by CFB Capital II (“CFB Capital II”), a wholly owned Delaware business trust subsidiary of the Company.  The Company has also fully and unconditionally guaranteed all of CFB Capital II’s obligations under the CFB Capital II Securities.  On February 25, 2003, the Company gave notice of its intent to redeem these securities.  The redemption is expected to occur on April 4, 2003.

(3)                                  The 7.60% Cumulative Capital Securities (the “CFB Capital IV Securities”) were issued by CFB Capital IV (“CFB Capital IV”), a wholly owned Delaware business trust subsidiary of the Company.  The Company has also fully and unconditionally guaranteed all of CFB Capital IV’s obligations under the CFB Capital IV Securities.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002 and the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held April 22, 2003, are incorporated by reference into Parts II and III, respectively, of this Form 10-K, to the extent described in such Parts.

PART I

ITEM 1.  BUSINESS

GENERAL

Community First Bankshares, Inc., a Delaware corporation incorporated in 1987 (the “Company” or “we”), is a bank holding company that, as of December 31, 2002, operated through one bank subsidiary (the “banking subsidiary” or “bank”) with banking offices in 136 communities in Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.  Total assets of the Company were approximately $5.8 billion as of December 31, 2002.

The banking offices are community banks that provide a full range of commercial and consumer banking services primarily to businesses and individuals in small and medium-sized communities and the surrounding market areas.  The Company provides its banking offices with the advantages of affiliation with a bank holding company, such as access to its lines of financial services, including trust products and administration, insurance and investment services, data processing services, credit policy formulation and review and administration, investment management and specialized staff support.  The Company grants autonomy to managers of the banking offices with respect to day-to-day operations, customer service decisions and marketing.  Credit and product offerings are being centralized to increase efficiency.  The banking offices are encouraged to participate in community activities, support local charities and community development, and otherwise enhance their images in their communities.

The Company has built a network of banks and a solid customer base through acquisitions.  The Company’s plan is to increase the revenues and profit derived from that customer base by profitably increasing the number of products and services delivered per household and by expanding the channels through which customers can access those products and services.  An enhanced online banking Web site is supplementing channels of in-person, mail, ATM, and telephone banking.

RECENT STRATEGIES AND INITIATIVES

During 2001, the Company implemented a series of strategic initiatives designed to improve customer service and strengthen its position as a provider of diversified financial services.  These initiatives involved: refining the Company’s model for delivery of services; centralizing credit operations; consolidating its bank charters into one bank charter and insurance operations into a single entity; contracting the asset base of the Company to enhance utilization of shareholder capital; and establishing a mortgage joint venture with Wells Fargo Home Mortgage.

Refining the Company’s delivery model

To bring product distribution focus to the Company’s extensive banking network, the Company has designated certain of its banking offices as Regional Financial Centers and others as Community Financial Centers.  Regional Financial Centers are located in markets that have shown strong commercial banking potential and offer a full array of financial products and services for both the corporate and retail markets, including banking, trust and investment products.  In some cases, Regional Financial Centers are typically aligned so that one larger banking office directs and supports smaller banking offices in close geographic proximity.  Regional Financial Centers are managed by bank presidents.  As of December 31, 2002, the Company had 51 Regional Financial Centers.

Community Financial Centers are less geographically concentrated and, although they offer a complete line of financial products and services, their emphasis is on retail banking products, investments and insurance. Community Financial Centers are headed by branch managers.  As of December 31, 2002, the Company had 28 Community Financial Centers.

To further enhance the Financial Center delivery model, the Company is integrating its insurance and investment sales forces into its retail sales delivery network.  The Company believes this moves it towards a one-stop financial services supermarket and strengthens its opportunity to deepen customer relationships.

The Company believes this structure allows the Company to staff its banking offices with financial service professionals who are sensitive to the financial needs of customers and to better respond to those needs.  In addition to improving staffing, a key part of the Company’s strategy is to improve its product and service delivery channels through improved technology.  The Company is focusing on online banking, electronic bill paying and increased opportunities to sell investment products online.  In addition, the Company is also implementing an integrated customer relationship management system to improve customer-focused sales initiatives.  To provide more products and services to its customers, the Company’s employees are encouraged to be more sales-focused and to build a complete financial management relationship with customers.  As a part of this strategy, the Company expects to continue to increase its efforts in insurance product sales.  The Company acquired three insurance agencies in 2002, and expects to acquire additional insurance agencies to expand its local product offerings.

In conjunction with the restructuring of its banking network, during 2001, the Company sold 13 banking offices and closed eight additional banking offices.  Banking offices sold included nine Arizona banking offices, three Nebraska banking offices and one banking office in North Dakota.  In the 13 banking offices sold, total deposits were $132 million.  Four of the eight banking offices closed were located in communities where the Company maintains one or more additional banking offices; thus the Company continues to serve those customers from existing locations.

The initiatives resulted in changes in staffing needs within the Company.  In conjunction with the restructuring of the banking network, 21 eligible management staff took advantage of an early retirement program.  This restructuring resulted in the Company taking a one-time after-tax charge against earnings of $5.1 million, or $0.12 per share in the first quarter of 2001.

Centralizing credit operations

Under the redesigned delivery structure, the Company implemented a centralized consumer credit process.  When fully operational, the centralized structure will offer a complete range of decision, organization, documentation and collection services for consumer lending for all banking offices from a Fargo, North Dakota location.  As of December 31, 2002, decision-making, documentation and collection services for indirect consumer loans have been centralized.  The Company expects the centralization of support processes for direct consumer and commercial loans to be completed in late 2003.

Consolidation of bank charters and insurance agencies

In 2000, the Company consolidated 11 of its bank charters into one national bank charter, Community First National Bank. During the first quarter of 2001, the Company completed the consolidation of its South Dakota state chartered bank into its national chartered bank.  As a result, all banking operations are conducted under a single national charter. Additionally, Community First’s insurance sales and operations, which had previously been conducted by two separate entities, have been merged into one subsidiary of the national bank, Community First Insurance, Inc.

Enhanced use of shareholder capital

Beginning in 2000, in connection with the consolidation of the Company’s several bank charters into one charter, the Company focused on contracting its balance sheet to better utilize shareholder capital.  This strategy involved several elements, including reducing the Company’s reliance on wholesale funding sources, reducing Community First Financial Inc.’s purchased asset portfolio and redirecting capital towards repurchasing the Company’s Common Stock to reduce the number of shares of Common Stock outstanding, all in an effort to deploy capital more efficiently.

Joint venture mortgage company

On September 5, 2001, the Company announced the formation of a joint venture mortgage company through its bank subsidiary, Community First Home Mortgage, Inc., with Wells Fargo Home Mortgage called Community First Mortgage, LLC (“CFM”).  The joint venture is designed to offer the Company’s customers a broader line of mortgage products and increase the efficiency of the Company’s back office support through improved access to current and future technology and expertise provided by Wells Fargo.  The Company expects that access to Wells Fargo’s products and technology will, over time, permit the Company to grow its mortgage business.  CFM provides mortgage origination, documentation, processing and support for all of the Company’s residential mortgage business. The joint venture became operational in November 2001.

While it is a member of CFM, the terms of CFM’s limited liability company agreement do not permit the Company to engage, directly or indirectly, in the residential mortgage lending business other than through CFM, with limited exceptions.  The joint venture has a minimum term of ten years; however, the venture may be terminated earlier upon the occurrence of certain events, including a change in control of Wells Fargo or the Company or the failure of either party to perform its obligations under the agreement.  Under the terms of the joint venture agreement, in exchange for the payment of certain fees by CFM, Wells Fargo (1) provides certain administrative services to CFM, including accounting, data processing and management information services, and leases to CFM the computer software and computer network used to conduct the business of CFM; (2) funds the loans made by CFM through a warehouse line of credit it provides to CFM; and (3) purchases the loans from CFM.  Wells Fargo and the Company each made initial capital contributions of $125,000 and now each own 50% of CFM.  Distributions of cash and allocations of profits and losses from CFM are to be made to each member in proportion to its ownership interest.  CFM is governed by an operating committee consisting of four individuals, with each member of the joint venture appointing two individuals to the operating committee.

REVIEW OF ACQUISITION OPPORTUNITIES

As opportunities present themselves, the Company seeks to acquire banks in communities which generally have populations between 3,000 and 50,000 and are located in the Company’s key target acquisition states of Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North

Dakota, South Dakota, Utah, Wisconsin and Wyoming.  The Company takes a disciplined approach to acquisitions, requiring a certain return on equity for potential targets.  The Company looked at several potential targets in 2002, and placed bids on a few opportunities.  In general, bank acquisitions have been, and can be expected to continue to be, difficult to conclude by the Company because of the Company’s parameters of valuation, insistence that any acquired bank be accretive to earnings per share within a short period of time and because larger acquirers with market expansion goals and greater resources have been and can be expected in the foreseeable future to be prepared to make significantly higher acquisition bids than the Company.  Therefore, the Company did not complete any bank acquisitions in 2002.  The Company routinely reviews acquisition opportunities and, at any given time, may have bids outstanding or may be involved in negotiations with the owners of financial institutions or other parties relative to a particular financial institution, its branches or its deposit accounts.  The Company currently has no agreements in place to acquire other banks, branches or deposit accounts.

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

BANKING ACTIVITY

The banking offices operated by the Company provide a full range of commercial and consumer banking services primarily to individuals and businesses in small and medium-sized communities and the surrounding market areas.  The banking offices draw most of their deposits from, and make most of their loans within, their respective market areas.  The banking offices owned by the Company as of December 31, 2002, were located in Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.

COMMUNITIES SERVED

As of December 31, 2002, the Company had banking offices in communities with populations ranging from approximately 200 to 50,000, except for the larger communities of Fargo, North Dakota; Denver, Englewood (a Denver suburb), and Boulder, Colorado; El Cajon (a San Diego suburb), California; Salt Lake City, Utah; Cheyenne, Wyoming and Ramsey, Minnesota (a Minneapolis-St. Paul suburb).  The Company has operated profitably in these communities and has continued to acquire institutions in larger markets, reducing the percentage of revenues derived from smaller markets.  Each of the banking offices seeks to expand its existing marketing area to serve greater population.  As with other small, non-metropolitan communities, many of the smaller communities in which the banking offices presently operate have experienced or are expected to experience no growth or a decline in population.

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

Management believes that future growth in the business of the Company will largely depend on successful execution of the Company’s strategies.  By offering customers a full suite of financial products and services through a broader range of channels, the Company will endeavor to increase the number of products sold to each customer.  Sophisticated customer analysis tools will enable the Company to target the marketing of these products more effectively.  In addition, the Company will undertake Company-wide marketing initiatives to increase noninterest income through sales of investment products, trust services and insurance.

ADMINISTRATION OF BANKING OFFICES

The Company provides policy and management direction and specialized staff support while relying on bank managers for day-to-day operations, customer service decisions and community relations.  The Company is responsible for policy-related functions, such as supervisory credit review, audits, personnel policies and internal examination activities.  Resource allocations for administrative support by the Company are balanced to provide adequate support services for each banking office’s operations.  The major areas of administration are as follows:

CREDIT.  The Company’s lending activities are guided by the general loan policy established by the Board of Directors.  The Board of Directors of the banking subsidiary has established loan approval limits for each banking office of the Company.  The limits established for each bank location range from $5,000 to $500,000 per borrower.  Renewals of any criticized or classified loans have a limit of $25,000.  Amounts in excess of the individual banking office’s lending authority are presented to the corporate credit officers.  The corporate credit officers have lending authority up to $1,000,000 per pass-rated borrower.  Loans above $1,000,000 per pass-rated borrower, $500,000 per watch-rated borrower, government-enhanced loans $500,000 and over, including additional advances and $250,000 per classified borrower are presented to the Senior Credit Committee of the Company for approval.

FINANCE.  The Board of Directors of the Company has established policies in the areas of asset/liability management, investments, capital expenditures, accounting procedures and capital and dividend management.  Policies are implemented and monitored for compliance by the Chief Financial Officer and the Asset/Liability Committee of the Company.

OPERATIONS.  Community First Technologies, Inc. (“CFT”), a subsidiary of the Company, provides data processing and operations support services to the Company by contract.  CFT’s system is designed to provide for all of the Company’s data processing needs and can be expanded to accommodate future growth and additional service applications.  In addition to its facilities in Fargo, North Dakota, CFT also has a data processing facility in Golden, Colorado. Additional expenditures for equipment, consistent with the increased data processing volumes, would likely be necessary if any significant acquisitions occur during 2003.

MARKETING.  The Company’s marketing function includes marketing communications, research and information, e-business and web development, product management, sales training and development, and  operation of a customer call center.  Its primary role is to provide marketing support to management and sales personnel across the Company’s banking, investment, insurance, mortgage and trust product lines.

OTHER SERVICES.  The Company provides other services for the benefit of the banking offices, such as outside professional services, central human resources services, benefits administration, marketing guidance and centralized purchasing of supplies.

INSURANCE AGENCIES

The Company currently owns and operates insurance agencies located in 47 communities served by the bank through its bank subsidiary, Community First Insurance, Inc.  These agencies are primarily engaged in the sale of property and casualty insurance and make some sales of other types of insurance, such as life, accident and crop hail insurance.  The Company had commission revenue of $13.8 million in 2002.

OTHER ACTIVITIES

Although the Company intends to maintain its focus on the banking business in its targeted market areas, the Company will consider other permitted business activities as opportunities arise.  The noninterest income activities of the Company in insurance, trust and securities sales are expected to collectively continue to be a material source of revenue for the Company in the future.

The Company administers all of its trust activity through the trust department in Fargo, North Dakota. Eight banking offices maintain trust departments, and their services are more broadly available in other Company banking offices. Trust services are made available to customers in those locations through local trust officers or by appointment with members of the trust department.

In February 2001, the Company entered into an agreement with PrimeVest Financial Services, Inc. under which PrimeVest would provide securities brokerage, insurance and investment advisory services to the Company’s customers through PrimeVest centers located within the Company’s banking offices.  The agreement provides for shared sales commissions with the Company pursuant to an agreed upon commission schedule and requires PrimeVest to perform various compliance and administrative functions related to its securities and insurance activities. In addition to full service brokerage, insurance and investment advisory services, the PrimeVest agreement also provides the Company’s customers with online financial services to complement the Company’s focus on technology enhancements to improve product and service delivery.  The PrimeVest agreement is a three-year agreement.

Federal bank regulation permits bank holding companies to engage in other limited activities, such as the distribution of certain types of securities, and future changes in such regulation are expected to further expand the types of activities in which the Company may engage.

COMPETITION

Commercial banking is highly competitive.  In the conduct of certain aspects of its business, the Company competes with other commercial banks, savings and loan institutions, issuers of fixed income investments, finance corporations, credit unions and money market funds, and securities and insurance firms, among other types of institutions. The Company competes with these institutions in such areas as obtaining new deposits, offering new types of services and setting loan rates and interest rates on various types of deposits, as well as other aspects of the banking business.  Management believes community residents and businesses prefer to deal with local banks and the Company has generally been able to compete successfully in its respective communities because of the Company’s emphasis on local management and the autonomy of management in community relations.  At the same time, the Company provides its locations with the advantages of centralized sophisticated administration and the opportunity to make larger loans and diversify their lending activity through group participations.  Further, because most of the Company’s locations have a significant market share in the communities they serve, the Company believes the banking offices can, to a degree, influence deposit and loan pricing in their markets and are subject to less competition based on deposit and loan pricing than would be the case in larger metropolitan markets with more competitors.  However, the Company has experienced increased price competition from credit unions and brokerage firms in certain market areas in recent periods.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”) permits affiliation among banks, securities firms and insurance companies by creating a new type of financial services company called a “financial holding company.” Financial holding companies may offer many kinds of financial services, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Under the GLB Act, securities firms and insurance companies that elect to become a financial holding company may acquire banks and other financial institutions. The GLB Act significantly changes the competitive environment in which the bank does business.  The GLB Act also imposes new restrictions on the bank’s use of customer financial information that could make it difficult or costly for the Company to cross-sell banking, insurance and investment products to its customers. See “Supervision and Regulation,” below.

EMPLOYEES

The Company had 2,360 employees at December 31, 2002, including 1,919 full-time employees and 441 part-time employees.  Of these individuals, 214 were employed at the holding company, 1,706 were employed at the bank, 292 were employed by CFT and 148 were employed by Community First Insurance, Inc.

SUPERVISION AND REGULATION

GENERAL.  As a bank holding company, the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  The Company’s national banking subsidiary is regulated by the Office of the Comptroller of the Currency (“OCC”).  The deposits of the Company’s banking subsidiary are insured by the Bank Insurance Fund (“BIF”), which subjects the subsidiary to regulation by the Federal Deposit Insurance Corporation (“FDIC”).  In addition to the impact of direct regulation, commercial banks are affected significantly by actions taken by the Federal Reserve Board with respect to the money supply and credit availability.

The Company has other financial services subsidiaries that are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies.  For example, the Company’s insurance subsidiary is subject to regulation by the state insurance licensing and regulatory agencies having jurisdiction in each office location.

FINANCIAL MODERNIZATION.  On November 12, 1999, the GLB Act became law.  The GLB Act repealed provisions of the Glass-Steagall Act of 1933 and extensively revised the BHC Act by significantly expanding the range of permissible activities by banks and bank holding companies and permitting affiliations between banking, insurance and securities organizations.  The Company continues to review the implications of the GLB Act on its business activities.

The GLB Act and its implementing regulations impose additional requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to customers annually.  Because the GLB Act does not preempt state privacy laws, there are risks that states will adopt additional, non-uniform requirements, and this has occurred in North Dakota and New Mexico.  Other states in the Company’s trade territory are also considering additional legislation.  Restrictions upon the Company’s use of customer information makes it more difficult for the Company to carry out its business plan to provide more products and services to customers throughout a sales-focused delivery system.

HOLDING COMPANY REGULATION.  The Company is a bank holding company within the meaning of the BHC Act.  As a result, the Company’s activities are subject to limitations under the BHC Act, and certain transactions between the Company and its affiliates are subject to restrictions.  Further, the Company is required to file periodic reports with the Federal Reserve Board and is subject to examination. The Federal Reserve Board has the enforcement authority over the Company and its subsidiaries to prevent and remedy actions that it determines are unsafe, unsound or violate the law, including the authority to issue cease and desist orders.  The Federal Reserve has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could be funded only in ways that weakened the bank holding company’s financial health, such as borrowing.  Under a longstanding policy of the Federal Reserve, the Company is expected to serve as a source of financial strength to its banking subsidiary and to commit resources to support it.

Under the BHC Act, the Company must obtain prior Federal Reserve Board approval before the Company acquires direct or indirect ownership or control of 5% or more of the voting stock of any bank or bank holding company, or the Company merges or consolidates with another bank holding company.  Further, a bank holding company is generally prohibited from acquiring direct or indirect ownership or control of a company that is not a bank or bank holding company, unless (i) the Federal Reserve Board has, by order or regulation, determined that the proposed non-banking activity is so closely related to banking or managing or controlling banks as to be a proper incident thereto, or (ii) the Company elects to become a “financial holding company” under the GLB Act and the proposed non-banking activity is a “financial activity,” within the terms of the GLB Act, or an “incidental” or “complementary” activity, as determined by order or regulation of the Federal Reserve Board and the Secretary of the Treasury.  In reviewing any application or proposal by a bank holding company, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the community to be served, as well as the probable effect of the transaction upon competition.

BANK REGULATION.  The banking subsidiary is subject to detailed federal and state laws and regulation.  The national banking subsidiary of the Company is primarily supervised by the OCC, a bureau of the United States Department of the Treasury.  The OCC regularly examines national banks in such areas as reserves, loans, investments, trust services, management practices, compliance with the Community Reinvestment Act and other aspects of bank operations and policies.  These examinations are designed for the protection of the deposit insurance system and the enforcement of federal and state laws and regulations and not for the shareholders of the Company.  In addition to undergoing these regular examinations, national banks must furnish quarterly reports to the OCC containing detailed and accurate financial statements and schedules.

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves a bank must maintain, the loans a bank may make and the collateral it takes, the activities of banks with respect to mergers and consolidations and the establishment, and the closure of branches.  The OCC, in the case of national banks, is the primary federal regulatory authority under the Financial Institutions Supervisory Act, and is authorized by that Act to impose penalties, initiate civil and administrative actions and take other steps intended to prevent a bank from engaging in an unsafe or an unsound practice in the conduct of its business.

With the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the Interstate Banking and Branching Efficiency Act of 1994 (“IBBEA”), Congress made comprehensive revisions to the bank regulatory and funding provisions of the Federal Deposit Insurance Act.  Under FDICIA and the IBBEA, the primary regulatory authorities are required to take “prompt corrective action” with respect to depository institutions insured by the FDIC that do not meet the criteria for classification as either “well capitalized” or “adequately capitalized,” based upon the institution’s leverage ratio, risk-adjusted Tier 1 capital ratio and risk-adjusted total capital ratio.  As of December 31, 2002, the Company’s banking subsidiary was classified as “well capitalized.”  Under-capitalized depository institutions are subject to a wide range of limitations in operations and activities, including capital distributions, payment of management fees, and limitations upon institution growth.

FDICIA, as amended by IBBEA, directs each primary federal regulatory agency to establish regulations or guidelines relating to operational and managerial standards.  The federal banking agencies have published final rules implementing the safety and soundness standards required by FDICIA in the areas of internal controls and information systems, internal audit systems, loan documentation, asset growth, asset quality, earnings and compensation, fees and benefits. The cost of implementing these standards has not been material.

FDIC INSURANCE.  The FDIC insures deposits of the national banking subsidiary up to the prescribed limit per depositor through the BIF, and the amount of FDIC assessments paid by each BIF member institution is based upon its relative risk of default as measured by regulatory capital ratios and other factors.  The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits.  Under current FDIC assessment guidelines, the Company expects that it will not incur any FDIC deposit insurance assessments during the next fiscal year, although the current system for assigning assessment risk classification to insured depository institutions is being reviewed by the FDIC and the deposit insurance assessments are subject to change.  The Company is subject to separate assessments to repay bonds (“FICO bonds”) issued in the late 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The assessment for the payments on the FICO bonds for the quarter beginning January 1, 2003 is 1.68 basis points for BIF-assessable deposits.  As of December 31, 2002, each of the Company’s bank locations qualified for the lowest BIF assessment rate.

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

USA PATRIOT ACT.  On October 26, 2001, the President signed the USA Patriot Act of 2001 (the “Patriot Act”) into law.  The Patriot Act contains sweeping anti-money laundering and financial transparency provisions, including:

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

The Patriot Act now specifically requires the Federal Reserve Board, when reviewing applications by bank holding companies, to take into consideration the effectiveness of applicants in combating money-laundering activities.  The Patriot Act grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations.  The Company will establish policies and procedures to ensure compliance with the Patriot Act.  The Company has determined that thus far compliance with the Patriot Act has not had and is not expected to have a material impact on its operations.

AVAILABLE INFORMATION

The Company maintains a Website at www.CommunityFirst.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available via the Company’s website, as soon as reasonably practicable after these documents are filed with the SEC.  Currently, the reports provided on the website date from March 2002 to the present, though the Company plans to add earlier reports to the website in the future.  To obtain copies of these reports, go to http://www.CommunityFirst.com/investor-relations/financial-reports.asp.  A copy of a report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing from Mark A. Anderson, President and Chief Executive Officer, Community First Bankshares, Inc., 520 Main Avenue, Fargo, North Dakota 58124-0001.

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

Forward-looking statements give the Company’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. A number of factors, many of which are beyond the Company’s control, could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Factors that could cause actual results to differ from the results discussed in forward-looking statements include, but are not limited the factors described below.

Our Earnings are Significantly Affected by General Business and Economic Conditions.  Our business and financial results are affected by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the condition of the U.S. economy, in general, and the local economies in which we operate.  Should economic conditions continue to worsen in the United States or abroad, demand for loans and other products and services we offer could decrease and the number of borrowers who fail to repay their loans could increase. In addition, interest rates in the United States have been at their lowest levels in decades and if interest rates now rise, demand for loans could decrease.  Banks depend largely on the relationship between the cost of funds, primarily deposits, and the yield on earning assets.  This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, including the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  Our performance is subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest earning assets.  Although we have an asset liability management strategy designed to control our risk from changes in market interest rates, rapid and sustained changes in interest rates still could have an adverse effect on our profitability.  At December 31, 2002, based on the difference between repricing assets and repricing liabilities, we were liability sensitive which means that our liabilities would reprice more quickly than our assets as interest rates change.  This means that a rising interest rate environment would increase our interest expense faster than what we might earn our assets.

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

The Financial Services Industry is Highly Competitive. We operate in a competitive environment for our financial products and services. The competition among financial services companies to attract and retain customers is intense. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that provide cost savings to the customer.  Some of our competitors may be better able to provide a wider range of products and services. We expect these competitive pressures to increase due to legislative, regulatory and technological changes and the continued consolidation in the financial services industry. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks.  Also, investment banks and insurance companies are competing with banks in traditional banking businesses such as lending and consumer banking. Many of our competitors are larger and better capitalized than we are.  Many of our competitors may also have fewer regulatory constraints and lower cost structures.  We expect that the consolidation of the financial services industry will result in larger, better-capitalized companies offering a wide array of financial services and products.  The GLB Act permits affiliation among banks, securities firms and insurance companies by creating a new type of financial services company called a “financial holding company.” Financial holding companies may offer many kinds of financial services, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Under the GLB

Act, securities firms and insurance companies that elect to become a financial holding company may acquire banks and other financial institutions. The GLB Act significantly changes the competitive environment in which we do business.  The GLB Act also imposes new restrictions on our use of customer financial information that could make it difficult or costly for us to cross-sell banking, insurance and investment products to our customers.

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

Maintaining or Increasing our Market Share Depends on Market Acceptance of New Products and Services.  Our success depends, in part, on our ability to develop, and gain customer acceptance of, new products and services.  Financial services companies face increasing pressure to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services.  In addition, the widespread adoption of new technologies, including Internet-based services, could require us to make substantial expenditures to modify or adapt our existing products and services. We may not be able to successfully introduce new products and services, achieve market acceptance of our products and services, or develop and maintain loyal customers.

Changes in the regulatory structure or the statutes or regulations that apply to us could have a material impact on our operations.  We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Office of the Comptroller of the Currency. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than the shareholders of these entities. Our success depends on our continued ability to comply with these regulations. Some of these regulations may increase our costs and thus place non-bank financial institutions in stronger, more competitive positions. Regulatory authorities have extensive discretion in carrying out their supervisory and enforcement responsibilities. They have also implemented regulations which have increased capital requirements, increased insurance premiums, required approval of acquisitions and other changes of control, and resulted in increased administrative and professional expenses. Any change in the existing regulatory structure or the applicable statutes or regulations could have a material impact on our operations. Additional legislation and regulations may be enacted or adopted in the future which could significantly affect our powers, authority and operations, which in turn could have a material adverse effect on our operations.

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

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name	Age	Position

Mark A. Anderson	45	President and Chief Executive Officer

Ronald K. Strand	56	Vice Chairman - Chief Operating Officer

Craig A. Weiss	41	Executive Vice President – Chief Financial Officer

Thomas R. Anderson	47	Executive Vice President – Treasury, Treasurer and Chief Investment Officer

Dan M. Fisher	48	Chief Information Officer, President and Chief Executive Officer of Community First Technologies, Inc.

Douglas G. Vang	44	Senior Vice President – Director of Human Resources

Bruce A. Heysse	51	Executive Vice President - Senior Credit Officer

Thomas A. Hilt	60	Senior Vice President - Chief Administrative Officer

Gary A. Knutson	55	Executive Vice President – Eastern/California Division President

Dean D. Kling	46	Senior Vice President – Financial Services Program Manager

Charles A. Mausbach	51	Executive Vice President - Western Region President

Bradley J. Rasmus	41	Executive Vice President – Division President

Patricia J. Staples	47	Senior Vice President – Director of Market Development

Mark A. Anderson was appointed President and Chief Executive Officer of the Company on March 1, 2000.  Prior to this time, he was Vice Chairman - Corporate Services of the Company from October 1998 to March 2000.  He also served as Chief Financial Officer, Secretary and Treasurer of the Company since the Company began operation in 1987 to March 2000, and he was Chief Information Officer from February 1998 to March 2000.  He was Vice President and Regional Controller for First Bank System, now known as U.S. Bancorp, from 1984 to 1987.  From 1979 to 1984, he held various positions with U.S. Bancorp-affiliated banks in the finance and credit analysis areas.  Mr. Anderson is a Chartered Financial Analyst and a Certified Management Accountant.

Ronald K. Strand was appointed Vice Chairman - Chief Operating Officer of the Company on March 1, 2000.  He had been Vice Chairman - Financial Services Division since October 1998.  Mr. Strand was Executive Vice President - Banking Group from February 1993 to October 1998, and was previously Senior Vice President and Region Manager for South Dakota and North Dakota from January 1991 to February 1993.  Mr. Strand had been Vice President and Regional Manager for the Company and President, Chief Executive Officer and a director of the Company’s affiliate bank in Wahpeton, North Dakota from 1988 to January 1991.  Prior to his affiliation with the Company, he served as President and Chief Executive Officer of Norwest Bank of North Dakota, N.A., Wahpeton, from 1985 until 1988.  He was employed by Norwest for a total of 15 years, having previously worked in Norwest banks in Jamestown, North Dakota, and Moorhead, Minnesota.

Craig A. Weiss was appointed Chief Financial Officer on March 1, 2000 and Executive Vice President – Chief Financial Officer in August 2001.  He was Senior Vice President - Finance of the Company from February 1998 to March 2000.  He also served as Vice  President - Finance of the Company from 1988 to 1998 and Finance and Accounting Manager from 1987 to 1988.  Prior to 1987, he was employed by First Bank System, most recently as a Regional Financial Analyst.  Mr. Weiss is a Certified Public Accountant.

Thomas R. Anderson was appointed Treasurer of the Company on March 1, 2000 and has been Executive Vice President - Treasury since August 2001.  From 1997 to 2001, he was Senior Vice President - Treasury.  He was previously Vice President/Funds Manager of the Company from 1988 to 1997 and Funds Management Officer from 1987 to 1988.  Prior to 1987, he was employed by Norwest Corporation for seven years, most recently as a Senior Financial Analyst.

Dan M. Fisher was appointed Chief Information Officer of the Company on March 1, 2000.  He has been President and Chief Executive Officer of Community First Technologies, Inc. (formerly known as Community First Service Corporation) since October 1998 and previously served as Executive Vice President - Bank Operations at this subsidiary.  Mr. Fisher was District Manager and Senior Vice President of Fiserv Inc., a financial services data and item processor from October 1996 to September 1998.  Prior to that, he served as Senior Vice President and Operations Manager of Norwest Bank Texas, N.A. from August 1988 to October 1996.

                Douglas G. Vang has been Senior Vice President – Director of Human Resources since April 2001.  From 1995 to 2001, he served in various senior executive officer positions, including Senior Vice President, Chief Operating Officer and Division President for Banner Health System, a nonprofit health care system.  Mr. Vang is an attorney and certified public accountant.

Bruce A. Heysse was appointed Executive Vice President and Senior Credit Officer in February 2003.  He was Senior Vice President – Credit Administration from February 2001 to February 2003.  Prior to that time, he served as Senior Vice President – Acquisitions and Integration from July 1996 to January 2001. He was Senior Vice President and Integration Manager of the Company from November 1995 to June 1996.  He was Vice President and Senior Credit Officer of the Company from 1987 to November 1995.  He began his banking career at the Company’s affiliate bank in Wahpeton, North Dakota, and had a total of 11 years of banking experience prior to joining the Company.

Thomas A. Hilt has been Senior Vice President - Chief Administrative Officer of the Company since 1988 and served as President of Community First Service Corporation (now known as Community

First Technologies, Inc.), the Company’s data processing subsidiary, from 1988 to 1998.  He was Vice President and Manager – Operations Support for the Regional Division of First Bank System, now known as U.S. Bank, from 1984 to 1987.  Prior to 1984, he held various positions with U.S. Bank since 1967, including responsibility for systems development, programming, audit and examination functions.

Gary A. Knutson has been Executive Vice President – Eastern/California Division President since August, 2001.  He previously was Executive Vice President – Division President from July 1996 to August 2001.  He served as Senior Vice President and Western Manager from September 1993 to July 1996.  He was President, Chief Executive Officer and a director of the Company’s affiliate bank in Wahpeton, North Dakota from January 1991 to September 1993.  He began his banking career at the Company’s affiliate bank in Lidgerwood, North Dakota, and had a total of 14 years of banking experience prior to joining the Company.

Dean D. Kling has been Senior Vice President - Financial Service Program Manager since April 2001.  He served as Regional Sales Manager for Wells Fargo Bank North Dakota, N.A. from 1983 to April 2001.

Charles A. Mausbach has been Executive Vice President-Western Division President since August 2001.  From March 1998 to August 2001 he was Senior Vice President - Southwestern Region President.  He served as President of Community First National Bank, Worthington, Minnesota from October 1992 to February 1998 and President of Community First National Bank, Windom, Minnesota from March 1991 to October 1992.  He began his banking career at the Company’s affiliate bank in Wahpeton, North Dakota and had a total of 18 years of banking experience prior to joining the Company.

Bradley J. Rasmus was appointed Executive Vice President and Division President in February 2003.  He was Senior Vice President – Community Financial Center President from February 2001 to February 2003.  Prior to that time, he was Senior Vice President - Financial Services from February 1999 to January 2001.  He was previously Vice President & Financial Services Sales Manager from 1995 to 1999.  From 1992 until 1995, he was Regional Vice President of Account Development for Richard Leahy Corporation, a financial services company.

Patricia J. Staples has been Senior Vice President – Director of Market Development since July 1994.  Previously, Ms. Staples was employed as the public relations manager with MeritCare Health System in Fargo, North Dakota for 10 years.

ELECTION.  The Company’s officers are elected by the Board of Directors.  The officers serve until their successors are elected or until their earlier resignation, removal or death.

Donald R. Mengedoth served as Chairman of the Board and a director of the Company since its organization in 1987.  Until March 1, 2000, he also served as President and Chief Executive Officer of the Company.  Under an Employment Agreement entered into on March 1, 2000, Mr. Mengedoth served as Chairman of the Board of Directors from March 1, 2000 to December 31, 2002.

ITEM 2.  PROPERTIES

The Company maintains its offices at 520 Main Avenue, Fargo, North Dakota, consisting of approximately 51,000 square feet.  The Company believes these facilities will be adequate for the foreseeable future.  The Company also utilizes office space at the banking subsidiary’s offices located in Denver, Colorado and Cheyenne, Wyoming.  The banking subsidiary owns each of its offices and those of its branches, and these facilities range in size from approximately 1,200 to 36,000 square feet.  In 1997 the Company constructed, and now owns, a 47,000 square foot two-story building in Fargo, North Dakota which is leased to CFT.  The Company also leases a 15,000 square foot credit service center in Fargo, North Dakota at an annual rental rate of $304,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information as to the principal market on which the Company’s Common Stock is traded, market price information for the Common Stock of the Company, the approximate number of holders of record as of the most recent practicable date, and the Company’s dividend policy is incorporated herein by reference to page 49 of the 2002 Annual Report to Shareholders (the “2002 Annual Report”) attached hereto as Exhibit 13.1.  Information regarding the Company’s equity compensation plans is incorporated herein by reference to the information in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2003 under the caption “Proposal Two: Amendments to the Community First Bankshares, Inc. 1996 Stock Option Plan.”

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 2002, consisting of “Consolidated Statement of Condition—Five-Year Summary” on page 44 of the “Financial Review” section of the 2002 Annual Report and “Consolidated Statement of Income-Five Year Summary” on page 45 of the “Financial Review” section of the 2002 Annual Report are incorporated herein by reference to such information included in the 2002 Annual Report attached hereto as Exhibit 13.1.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 28 of the “Financial Review” section of the 2002 Annual Report is incorporated hereby by reference, and attached hereto as Exhibit 13.1.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on pages 16 through 28 of the “Financial Review” section of the 2002 Annual Report under the caption “Management’s Discussion and Analysis - Results of Operations, Financial Condition and Asset/Liability Management” is incorporated herein by reference, and attached hereto as Exhibit 13.1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Statements of Financial Condition of the Company as of December 31, 2002 and 2001, and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years ended December 31, 2002, 2001, and 2000, the Notes to the Consolidated Financial Statements and the Report of Ernst & Young LLP, independent auditors, contained in the Company’s 2002 Annual Report on pages 29 through 43 of the section entitled “Financial Review” are incorporated herein by reference, and attached hereto as Exhibit 13.1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Company’s Proxy Statement as filed with the Securities and Exchange Commission under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” for the Annual Meeting of Stockholders to be held April 22, 2003, is incorporated herein by reference.  Information regarding the executive officers of the Company is included under a separate caption in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003, under the caption “Executive Compensation” is incorporated herein by reference, except that information under the captions “Compensation Committee Report on Executive Compensation” and “Comparative Stock Performance” is not so incorporated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003, under the caption “Security Ownership of Principal Shareholders and Management” is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003, under the caption “Certain Transactions” is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

Annual evaluation of the Company’s Disclosure Controls and Internal Controls.  Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (the “Disclosure Controls”), and its “internal controls and procedures for financial reporting” (the “Internal Controls”).  This evaluation (the “Controls Evaluation”) was done under the supervisions and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Rules adopted by the Securities and Exchange Commission (the “SEC” or “Commission”) require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.  Appearing in this Annual Report are two separate forms of “Certifications” of the CEO and the CFO.  The first form of Certification, immediately following the Signatures section, is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”).  This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.  The second Certification is pursuant to Section 906 of Sarbanes-Oxley and concerns compliance and disclosure under the Securities Exchange Act of 1934.

Disclosure Controls and Internal Controls.  Disclosure Controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all of which assists our preparation financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.  The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.  The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Annual Report.  In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation will be done on a quarterly and annual basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K.  Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in our organization and by our independent auditors in connection with their audit and review activities.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weakness” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who a have significant role in the Company’s Internal Controls.  This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose such information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report.  In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.  A “material weakness” is defined as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.  Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

No Forms 8-K were file by the Registrant during the quarter ended December 31, 2002.

(c)                                  EXHIBITS.

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996), as amended by a Certificate of Amendment to the Registrant’s Certificate of Incorporation as filed with the Delaware Secretary of State on May 7, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998 [the “1998 Form 10-K”]).

3.2

Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 [File No. 33-41246], as declared effective by the Commission on August 13, 1991 [the “1991 S-1”]).

4.1

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit A to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, filed with the Commission on January 9, 1995 and as amended on December 6, 2002 [the “Form 8-A”]).

4.2

Form of Rights Agreement dated as of January 5, 1995, between the Registrant and Norwest Bank Minnesota, National Association (“Norwest Bank”), which includes as Exhibit B thereto the form of Rights Certificate as amended and restated as of August 13, 2002 (incorporated by reference to Exhibit 1 to the Form 8-A.)

4.3

Indenture dated June 24, 1997 relating to the Registrant’s 7.30% Subordinated Notes Due 2004 (the “New Notes”) between the Registrant and Norwest Bank, as trustee  (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 [File No. 333-36091] as declared effective by the Commission on November 10, 1997 [the “1997 Subordinated Note Form S-4”]).

4.4

Subordinated Indenture dated December 10, 1997, between the Registrant and Wilmington Trust Company, as Indenture Trustee, including form of Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 [File No. 333-37521] as declared effective by the Commission on December 4, 1997 [the “1997 CFB Capital II Form S-3”]).

4.5

Amended and Restated Trust Agreement of CFB Capital II dated December 10, 1997, including Form of Capital Security Certificate of CFB Capital II (incorporated by reference to Exhibit 4.5 to the 1997 CFB Capital II Form S-3).

4.6

Capital Securities Guarantee Agreement dated as of December 10, 1997, between the Registrant and Wilmington Trust Company as Trustee (incorporated by reference to Exhibit 4.7 to the 1997 CFB Capital II Form S-3).

4.7

Subordinated Indenture dated March 27, 2002 between the Registrant and Wilmington Trust Company, as Indenture Trustee, including form of Junior Subordinated Debenture (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-3 [File No. 333-83240] filed with the Commission on February 22, 2002 and delivered effective by the Commission on March 14, 2002 [the “2002 CFB Capital III S-3”]).

4.8

Amended and Restated Trust Agreement of CFB Capital III dated March 27, 2002, including Form of Capital Security Certificate of CFB Capital III (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed with the Commission on March 28, 2002 [the “2002 CFB Capital III 8-K”]).

4.9

Capital Securities Guarantee Agreement dated as of March 27, 2002, between the Registrant and Wilmington Trust Company as Trustee (incorporated by reference to Exhibit 4.5 to the 2002 CFB Capital III 8-K).

4.10

Subordinated Indenture dated March 4, 2003 between the Registrant and Wilmington Trust Company as Trustee including form of Junior Subordinated Debenture (incorporated by reference to Exhibit 4.15 to the 2002 CFB Capital III S-3).

4.11

Amended and Restated Trust Agreement of CFB Capital IV dated March 4, 2003 including form of Capital Security Certificate of CFB Capital IV (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed with the Commission on March 6, 2003 [the “2003 CFB Capital IV 8-K”]).

4.12

Capital Securities Guarantee Agreement dated as of March 4, 2003 between the Registrant and Wilmington Trust Company as Trustee (incorporated by reference to Exhibit 4.5 to the 2003 CFB Capital IV 8-K).

10.1	2002 Annual Incentive Plan for Holding Company Management.*

10.2

Restated 1987 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 [File No. 33-46744], as declared effective by the Commission on May 6, 1992).*

10.3

Form of Tax Sharing Agreement between the Registrant and each of its subsidiary Banks (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 [the “1995 Form 10-K”]).

10.4

Form of Service Agreement for Data Processing between Community First Service Corporation and each of the subsidiary Banks of the Registrant (incorporated by reference to Exhibit 10.4 to the 1995 Form 10-K).

10.5	Form of Bank Services Agreement between the Registrant and each of its subsidiary Banks (incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K).

10.6

Form of Agency Agreement between the Registrant and each of its subsidiary Banks, and Assignment of Agency Agreement and Second Assignment of Agency Agreement, which assign the Registrant’s interest in the Agency Agreement to Community First Financial, Inc. (relating to the Registrant’s subsidiary Banks) (incorporated by reference to Exhibit 10.6 to the 1995 Form 10-K).

10.7

Lease dated April 27, 1993, between Community First Properties, Inc. (formerly Fargo Tower Partners) and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.8

Promissory Note dated July 14, 1997 (Term Note) in the principal amount of $30,000,000, issued to Norwest Bank, as Agent, on behalf of Harris Trust and Savings Bank (“Harris”), Bank of America National Trust and Savings Association (“Bank of America”) and Norwest (incorporated by reference to Exhibit 10.8 to Registrant’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 21, 1997 [the “1997 Form 10-K”]).

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

10.10.1

Amended and Restated Credit Agreement dated as of April 30, 1999 between the Company, Harris and Wells Fargo National Association (incorporated by reference to Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 [the “2000 Form 10-K”]).

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

10.10.4

Current note dated December 22, 2000 in the principal amount of $35,000,000 issued to Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 10.10.4 to the 2000 Form 10-K).

10.11

Form of Indemnification Agreement entered into by and between the Registrant and the Registrant’s officers and directors (incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 [the “1992 Form 10-K”]).

10.12

1996 Stock Option Plan, as approved by the Board of Directors on February 6, 1996 (incorporated by reference to Exhibit 10.15 to the 1995 Form 10-K), as amended by resolution of the Board of Directors on February 1, 1999, and amended by resolution of the Board of Directors on February 4, 2003 (incorporated by reference to Appendix B to the Company’s proxy statement for the 2003 Annual Meeting of Shareholders to be held on April 22, 2003 and filed with the Commission on or about March 13, 2003).

10.13	Supplemental Executive Retirement Plan, effective as of August 1, 1995 (incorporated by reference to Exhibit 10.13 to the 1997 Form 10-K.*

10.14

Registrant’s Deferred Compensation Plan for Members of the Board of Directors, effective August 1, 1993, including First Amendment to the Registrant’s Deferred Compensation Plan for Members of the Board of Directors, effective as of February 1, 1999 (incorporated by reference to Exhibit 10.14 to the 1998 Form 10-K).

10.15.5

Amended and Restated Employment Agreement dated July 1, 1999, among Valle de Oro Bank, N.A., Valley National Corporation and William V. Ehlen, assumed by the Registrant effective October 7, 1999 (incorporated by reference to Exhibit 10.15.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 [the “1999 Form 10-K”]).*

10.15.6

Salary Continuation Agreement dated January 10, 1996, by and between Valle de Oro Bank, N.A. and William V. Ehlen, assumed by the Registrant effective October 7, 1999. (incorporated by reference to Exhibit 10.15.6 to the 1999 Form 10-K).*

10.15.7	Employment Agreement made as of the 1st day of March, 2000, between the Registrant and Donald R. Mengedoth (Incorporated by reference to Exhibit 10.15.7 to the 1999 Form 10-K).*

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

10.20

Agreement of Limited Liability Company of Community First Mortgage, LLC dated June 15, 2001 between Wells Fargo Ventures, LLC and Community First Home Mortgage, Inc. (incorporated by reference to Exhibit 10.20 to the 2001 Form 10-K) (pursuant to Rule 24b-2, certain information has been deleted from this Exhibit and filed separately with the Commission.)

10.21	Separation Agreement dated as of March 12, 2001, by and between the Company and David A. Lee (incorporated by reference to Exhibit 10.21 to the 2001 Form 10-K).*

13.1	2002 Annual Report to Shareholders.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

99.1	Certification pursuant to 18 U.S.C. § 1350.

* Executive compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.
(“Registrant”)

Dated: March 18, 2003	By	/s/ Mark A. Anderson
Mark A. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Mark A. Anderson	March 18, 2003
Mark A. Anderson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Craig A. Weiss	March 18, 2003
Craig A. Weiss
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Patrick Delaney	March 18, 2003
Patrick Delaney, Director

/s/ John H. Flittie	March 18, 2003
John H. Flittie, Non-Executive Chair of the Board

/s/ Darrel G. Knudson	March 18, 2003
Darrell G. Knudson, Director

/s/ Dennis M Mathisen	March 18, 2003
Dennis M. Mathisen, Director

/s/ Marilyn R. Seymann	March 18, 2003
Marilyn R. Seymann, Director

/s/ Harvey L. Wollman	March 18, 2003
Harvey L. Wollman, Non-Executive Vice Chair

/s/ Thomas Gallagher	March 18, 2003
Thomas Gallagher, Director

/s/ Rahn K. Porter	March 18, 2003
Rahn K. Porter, Director

/s/ Lauris N. Molbert	March 18, 2003
Lauris N. Molbert, Director

CERTIFICATIONS

I, Mark A. Anderson, certify that:

1.               I have reviewed this annual report on Form 10-K of Community First Bankshares, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 18, 2003

/s/ Mark A. Anderson
Mark A. Anderson
President, Chief Executive Officer

I, Craig A. Weiss, certify that:

1.               I have reviewed this annual report on Form 10-K of Community First Bankshares, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 18, 2003

/s/ Craig A. Weiss
Craig A. Weiss
Executive Vice President, Chief Financial Officer