Form 10-Q
period 2003-03-31
COMMUNITY FIRST BANKSHARES INC
filed 2003-05-14
CIK 857593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES  ☒ NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  YES  ☒ NO  ☐

At May 9, 2003, 38,447,050 shares of Common Stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$201,185	$242,887
Interest-bearing deposits	8,238	4,613
Available-for-sale securities	1,702,469	1,672,445
Held-to-maturity securities (fair value: 3/31/03 - $81,018, 12/31/02 - $80,165)	81,018	80,165
Loans	3,494,772	3,577,893
Less: Allowance for loan losses	(54,895)	(56,156)
Net loans	3,439,877	3,521,737
Bank premises and equipment, net	132,736	132,122
Accrued interest receivable	33,844	34,863
Goodwill	62,903	62,903
Other intangible assets	31,844	32,577
Other assets	49,879	42,858
Total assets	$5,743,993	$5,827,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$369,282	$470,900
Interest-bearing:
Savings and NOW accounts	2,503,208	2,424,943
Time accounts over $100,000	605,849	670,187
Other time accounts

	1,064,381	1,103,716

Total deposits	4,542,720	4,669,746
Federal funds purchased and securities sold under agreements to repurchase	437,287	377,230
Other short-term borrowings	30,602	76,260
Long-term debt	117,500	127,500
Accrued interest payable	19,669	18,987
Other liabilities	38,381	58,998
Total liabilities	5,186,159	5,328,721
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	180,000	120,000
Shareholders’ equity:
Common stock, par value $.01 per share:
Authorized Shares – 80,000,000
Issued Shares – 51,021,896	510	510
Capital surplus	194,144	193,887
Retained earnings	403,759	393,550
Unrealized gain on available-for-sale securities, net of tax	19,389	23,826
Less cost of common stock in treasury - March 31, 2003 – 12,567,569 shares December 31, 2002 – 12,343,096 shares	(239,968)	(233,324)
Total shareholders’ equity	377,834	378,449
Total liabilities and shareholders’ equity	$5,743,993	$5,827,170

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
(Dollars in thousands, except per share data)	March 31,
(Unaudited)	2003	2002
Interest income:
Loans	$63,210	$70,759
Investment securities	19,636	20,957
Interest-bearing deposits	12	9
Federal funds sold and resale agreements	—	15
Total interest income	82,858	91,740
Interest expense:
Deposits	14,707	21,568
Short-term and other borrowings	1,358	1,595
Long-term debt	1,899	1,991
Total interest expense	17,964	25,154
Net interest income	64,894	66,586
Provision for loan losses	3,487	3,315
Net interest income after provision for loan losses	61,407	63,271
Noninterest income:
Service charges on deposit accounts	9,380	9,657
Insurance commissions	4,081	3,277
Fees from fiduciary activities	1,278	1,426
Security sales commissions	2,051	2,123
Net gain on sales of available-for-sale securities	464	17
Other	3,673	2,500
Total noninterest income	20,927	19,000
Noninterest expense:
Salaries and employee benefits	27,914	28,490
Net occupancy	8,608	7,874
FDIC insurance	191	212
Legal and accounting	407	737
Other professional services	889	877
Advertising	930	965
Telephone	1,526	1,528
Data processing	1,718	1,805
Company-obligated mandatorily redeemable preferred securities of subsidiary trust	2,791	2,615
Amortization of intangibles	831	818
Other	7,675	7,188
Total noninterest expense	53,480	53,109

Income before income taxes	28,854	29,162
Provision for income taxes	9,453	9,901
Net income	$19,401	$19,261

See accompanying notes.

	For the Three Months Ended
(Dollars in thousands, except per share data)	March 31,
(Unaudited)	2003	2002

Earnings per common and common equivalent share:
Basic net income	$0.50	$0.48
Diluted net income	$0.50	$0.47

Average common shares outstanding:
Basic	38,601,216	39,984,092
Diluted	39,111,903	40,644,637

Dividends per share	$0.22	$0.19

STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2003	2002
Net income	$19,401	$19,261
Other comprehensive loss, net of tax:
Unrealized losses on securities:
Unrealized holding losses arising during period	(4,159)	(3,923)
Less: Reclassification adjustment for gains included in net income	(278)	(11)
Other comprehensive loss	(4,437)	(3,934)
Comprehensive income	$14,964	$15,327

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	For the Three Months Ended March 31,
(Unaudited)	2003	2002
Cash flows from operating activities:
Net income	$19,401	$19,261
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,487	3,315
Depreciation	4,296	3,414
Amortization of intangibles	831	818
Net amortization of premiums (discounts) on securities	1,280	114
Decrease in interest receivable	1,019	1,268
Increase (decrease) in interest payable	682	(4,943)
Decrease in due to broker	(22,414)	—
Other - net	(2,413)	346
Net cash provided by operating activities	6,169	23,593

Cash flows from investing activities:
Net increase in interest-bearing deposits	(3,625)	(926)
Purchases of available-for-sale securities	(604,607)	(446,018)
Maturities of available-for-sale securities	504,332	412,786
Sales of available-for-sale securities, net of gains	61,625	6,447
Purchases of held-to-maturity securities	(853)	(851)
Net decrease in loans	78,373	79,096
Net increase in bank premises and equipment	(4,910)	(3,803)
Net cash provided by investing activities	30,335	46,731

Cash flows from financing activities:
Net decrease in demand deposits, NOW accounts and savings accounts	(23,353)	(83,983)
Net decrease in time accounts	(103,673)	(77,255)
Net increase in short-term & other borrowings	14,399	7,563
Net decrease in long-term debt	(10,000)	(4,363)
Proceeds from issuance of Company-obligated mandatorily redeemable preferred securities	60,000	60,000
Purchase of common stock held in treasury	(8,552)	(15,258)
Sale of common stock held in treasury	1,470	2,874
Common stock dividends paid	(8,497)	(7,608)
Net cash used in financing activities	(78,206)	(118,030)
Net decrease in cash and cash equivalents	(41,702)	(47,706)
Cash and cash equivalents at beginning of period	242,887	248,260
Cash and cash equivalents at end of period	$201,185	$200,554

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the ‘Company’), its wholly-owned data processing, credit origination and insurance agency subsidiaries, and its wholly-owned subsidiary bank, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.

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

Note B – ACCOUNTING CHANGES

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45,  (FIN 45) Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value and applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying condition that is related to an asset, liability or equity security of the guaranteed party. Examples of contracts meeting these characteristics include standby and performance letters of credit. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified subsequent to December 31, 2002. FIN 45 also expands the disclosures to be made by guarantors, effective as of December 31, 2002, to include the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligation under the guarantee. Significant guarantees that have been entered into by the Company are disclosed in Note H, Financial Instruments with Off-Balance-Sheet Risk.  The adoption of FIN 45 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statement, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The recognition and measurement provisions of this Interpretation are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003.  The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002.  The Company will adopt the provisions of FIN 46 for existing variable entities on July 1, 2003.  At this time management believes adoption of FIN 46 with regard to existing variable entities will not have a material effect on the Company’s financial statements.

In December 2002, the FASB issued Statement No. 148 (FAS 148), Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment to FASB Statement 123. In addition, FAS 148 amends the disclosure requirements of FASB Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the disclosure provisions of FAS 148 effective March 31, 2003.

Note C – STOCK BASED COMPENSATION

At March 31, 2003, the company had one stock-based employee compensation plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123, to stock-based employee compensation:

		Three Months Ended March 31
(Dollars in thousands, except per share data)		2003	2002
Net income, as reported		$19,401	$19,261
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	(662)	(555)

Pro forma net income		$18,739	$18,706

Earnings per share:
Basic – as reported		$0.50	$0.48
Basic – pro forma		$0.49	$0.47

Diluted – as reported		$0.50	$0.47
Diluted – pro forma		$0.48	$0.46

The fair value of the options was estimated at the grant date using a Black-Scholes option-pricing model. Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following weighted-average assumptions were used in the valuation model: risk-free interest rates ranging from 2.23 percent to 3.21 percent based on estimated life for 2003 options granted and 3.61 percent for 2002; dividend yield of 3.33 percent and 3.17 percent in 2003 and 2002, respectively; stock price volatility factors of .257 and .265 in 2003 and 2002, respectively; and expected life of options of 7.5 years.

Note D – SUBSEQUENT EVENTS

On April 1, 2003, the Company, through its insurance subsidiary, completed the purchase of the Carr Agency, an insurance agency in Thornton, Colorado.

On April 4, 2003, the Company redeemed all of the 8.20% Junior Subordinated Debentures that it issued in 1997, thereby triggering the redemption of all 2,400,000 shares of the 8.20% Cumulative Capital Securities issued by CFB Capital II, a Delaware statutory trust.

On May 1, 2003, the Company, through its insurance subsidiary, completed the purchase of Kraft Insurance Service, Inc., an insurance agency in Grand Junction, Colorado.

Note E – INVESTMENTS

The following is a summary of available-for-sale and held-to-maturity securities at March 31, 2003 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury	$36,931	$677	$—	$37,608
United States Government agencies	297,311	5,496	213	302,594
Mortgage-backed securities	1,168,280	25,355	954	1,192,681
Collateralized mortgage obligations	3,147	28	—	3,175
State and political securities	67,237	2,810	—	70,047
Other securities	97,462	531	1,629	96,364
	$1,670,368	$34,897	$2,796	$1,702,469

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other securities	$81,018	$—	$—	$81,018

	$81,018	$—	$—	$81,018

Proceeds from the sale of available-for-sale securities during the three months ended March 31, 2003 and 2002 were $62,089,000 and $6,464,000, respectively.  Gross gains of $561,000 and $340,000 were realized on sales during 2003 and 2002, respectively.  Gross losses of $97,000 and $323,000 were realized on sales during 2003 and 2002, respectively.  Gains and losses on disposition of these securities were computed using the specific identification method.

Note F - LOANS

The composition of the loan portfolio at March 31, 2003 was as follows (in thousands):

Real estate	$1,563,617
Real estate construction	410,681
Commercial	687,263
Consumer and other	634,581
Agriculture	198,630
3,494,772
Less allowance for loan losses	(54,895)
Net loans	$3,439,877

Note G - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk.  These financial instruments include commitments to extend credit and letters of credit.  Since the conditions requiring the Company to fund letters of credit may not occur and since customers may not utilize the total loan commitments, the Company expects its liquidity requirements to be less than the outstanding commitments.  The contract or notional amounts of these financial instruments at March 31, 2003 were as follows (in thousands):

Commitments to extend credit	$683,480
Standby and Commercial letters of credit	29,237

Note H – GUARANTEES OF INDEBTENESS OF OTHERS

Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at March 31, 2003, is approximately $19 million with a weighted average term of approximately 10 months. The fair value of standby letters of credit is not material to the Company’s financial statements.

Note I – SUBORDINATED NOTES

Long-term debt at March 31, 2003 included $50 million of 7.30% Subordinated Notes issued in June 1997.  During the quarter, the Company repurchased $10 million of these notes, thus reducing borrowing costs, while maintaining capital adequacy, as these notes will no longer qualify as Tier 2 capital after June 30, 2003.  These notes are due June 30, 2004, with interest payable semi-annually.  At March 31, 2003, $10 million qualified as Tier 2 capital. At March 31, 2003, the subsidiary bank had a $25 million unsecured subordinated term note, maturing on December 22, 2007.  The subsidiary bank note bears an interest rate of LIBOR, plus 140 basis points.

Note J – INCOME TAXES

The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

For the three months ended, March 31, 2003
35% of pretax income	$10,100
State income tax, net of federal tax benefit	498
Tax-exempt interest	(889)
Other	(256)
Provision for income taxes	$9,453

Note K – SHAREHOLDERS’ EQUITY

On March 4, 2003, the Company issued $60 million of 7.60% Cumulative Capital Securities, through CFB Capital IV, a Delaware statutory trust subsidiary organized in February 2003.  The proceeds of the offering were invested by CFB Capital IV in Junior Subordinated Debentures of the Company.  The Company used the net proceeds to redeem on April 4, 2003, all of the 8.20% Junior Subordinated Debentures that it issued in 1997, thereby triggering the redemption of all 2,400,000 of the 8.20% Cumulative Capital Securities issued by CFB II, a Delaware statutory trust.  The debentures will mature not earlier than March 15, 2008, and not later than March 15, 2033.  At March 31, 2003, $119 million in capital securities qualified as Tier I capital under capital guidelines of the Federal Reserve.

Note L – SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31 (in thousands)	2003	2002
Unrealized loss on available-for-sale securities	$(7,345)	$(6,513)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion of the Company’s financial condition as of March 31, 2003 and December 31, 2002, and its results of operations for the three month periods ended March 31, 2003 and 2002.

Strategic Initiatives

During 2002 and the first quarter of 2003, the Company continued to implement a series of strategic initiatives that it announced in 2001 that are designed to improve customer service and strengthen its position as a provider of diversified financial services. Initiatives included a redefinition of the Company’s delivery model and the sale or closure of selected banking offices.

Under the redesigned delivery structure, the Company is implementing a centralized consumer credit process, which when fully operational, will offer a complete range of decision, origination, documentation and collection services to all Company offices through a Fargo, North Dakota, location. As of March 31, 2003, all indirect consumer underwriting, administration, documentation and collection have been centralized.  Centralization of the underwriting, administration, documentation and collection of direct consumer loans, as well as documentation of commercial and agricultural loans, continues on schedule.  Completion of the loan processing centralization process is planned for the fourth quarter of 2003.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.  The Company believes that its critical accounting policies include the allowance for loan losses, goodwill impairment and income taxes.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgment and estimates used in the preparation of its consolidated financial statements. The current level of the allowance for loan losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit evaluation processes. This assessment of risk takes into account the composition of the loan portfolio, previous loan experience, current economic conditions and other factors that, in management’s judgment, deserve recognition. An allowance is recorded for individual loan categories based on the relative risk characteristics of the loan portfolios. Commercial, commercial real estate, construction and agricultural amounts are based on a quarterly review of the individual loans outstanding, including outstanding commitments to lend. Residential real estate and consumer amounts are based on a quarterly analysis of the performance of the respective portfolios, including historical and expected delinquency and charge-off statistics.  Ultimate losses may vary from current estimates, and as adjustments become necessary, the allowance for loan losses is adjusted in the periods in which such losses become known or fail to occur. Actual loan charge-offs and subsequent recoveries are deducted from and added to the allowance, respectively.  The Company’s recorded allowance for loan losses and related provisions for loan losses could be materially different than the amounts recorded under different conditions or using different assumptions.

The Company believes the annual testing for impairment of goodwill is a critical accounting policy that requires significant judgment and estimates. The Company performed its initial impairment test during the first quarter of 2002 and its initial annual impairment test during the fourth quarter of 2002.  Both tests indicated no impairment existed, thus no adjustment to the carrying amount of goodwill was recorded.  The Company will perform its annual impairment test during the fourth quarter each year.  The Company uses a multi-period discounted earnings model to determine if the equity fair value of the underlying reporting unit is equal to or greater than the current book value.  The model is based on management’s estimate of the Company’s projected earnings stream over the following five years. The valuation model includes various management estimates and assumptions and thus, to the extent these estimates and assumptions vary from actual future results, are subject to error and may not be indicative of future impairment tests.

The Company also believes the estimation of its income tax liability is a critical accounting policy that requires significant judgment and estimates on the part of management.  The Company estimates its income tax liability based on an estimate of its current and deferred taxes based on its estimates of taxable income.  The Company makes its estimate based on its interpretations of the existing income tax laws as they relate to the Company’s activities.  Such interpretations could differ from those of the taxing authorities. Periodically, the Company is examined by various federal and state tax authorities.  In the event management’s estimates and assumptions vary from the views of the taxing authorities, adjustments to the periodic tax accruals may be necessary.

The Company’s accounting policies for the allowance for loan losses, testing for the impairment of goodwill and estimation of its income tax liability are outlined in the Company’s Form 10-K for the year ended December 31, 2002.  The Company further believes that there have been no significant changes to the methodology used in the assessment of these estimates and judgments, since the prior year end.

Overview

For the three months ended March 31, 2003, net income was $19.4 million, an increase of $140,000 or 0.7% from the $19.3 million during the 2002 period.  Basic earnings per common share for the three months ended March 31, 2003 were $0.50, compared to $0.48 in the same period in 2002.  Diluted earnings per share for the three months ended March 31, 2003 were $0.50.

Return on average assets and return on common equity for the three months ended March 31, 2003 were 1.38% and 21.01%, respectively, as compared to the 2002 ratios of 1.38% and 22.03%.  The increase in return on assets and return on equity is principally due to the increase in net income.

Results of Operations

Net Interest Income

Net interest income for the three months ended March 31, 2003 was $64.9 million, a decrease of $1.4 million, or 2.1%, from the net interest income of $66.6 million earned during the 2002 period. The decrease was principally due to the combination of a $8.9 million reduction in interest income and a $7.2 million decrease in interest expense resulting from the continued low interest rate environment and a change in the earning asset mix. During the first quarter of 2003, loans comprised 68% of total average earning assets, down from 72% during the comparable period in 2002.  The decrease in the percentage of loans the earning asset mix reflects the Company’s strategy of focusing on loan quality, not loan volume.  The net interest margin of 5.15% for the period ended March 31, 2003 was down from 5.36% for the 2002 period.  The Company anticipates continue downward pressure on its net interest margin as a result of the current interest rate environment.  The sluggish economy makes growth of the loan portfolio challenging.  Record low interest rates, mortgage-backed security prepayments and fewer high yielding investment opportunities are expected to contribute to margin pressure.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2003 was $3.5 million, a increase of $172,000, or 5.2%, from the $3.3 million provision during the 2002 period. Net charge-offs were $4.7 million or .54 percent (annualized) of average loans for the first quarter of 2003, compared to $2.9 million or .32 percent for the first quarter of 2002.  The first quarter 2003 increase in net-charge offs is attributed in part by the partial charge-off of two loans which were classified as non-performing loans during the quarter.  In the first quarter of 2002, the Company recovered $1.2 million on an Arizona loan. Nonperforming assets at March 31, 2003 were $35.2 million, an increase of $11.4 million, or 47.8% from $23.8 million at March 31, 2002.  The increase in nonperforming assets is attributed primarily to two credits and management believes is not indicative of any systemic asset quality deterioration.  Nonperforming assets comprised .61 percent and .42 percent of total assets at March 31, 2003 and March 31, 2002, respectively.

Noninterest Income

Noninterest income for the three months ended March 31, 2003 was $20.9 million, an increase of $1.9 million, or 10.0%, from the 2002 level of $19.0 million. Insurance commissions, which continue to demonstrate strong growth, were $4.1 million for the 2003 quarter, an increase of $804,000 or 24.5% from the $3.3 million recorded in the 2002 quarter. Insurance commission growth is partially due to the addition of four agencies during 2002, which at the time of acquisition had estimated annual commission revenue of $1.1 million.  Commissions on the sale of investment securities were $2.1 million at both March 31, 2003 and March 31, 2002 reflecting a challenging investment securities sales environment. In line with a 1.9 percent decrease in average deposits during the three months ended March 31, 2003, compared to the 2002 period, service charges on deposit accounts decreased $277,000 or 2.9%, to $9.4 million as of March 31, 2003, compared to $9.7 million during the 2002 period.  Other income increased $1.2 million or 46.9% from $2.5 million in 2002 to $3.7 million in 2003, driven principally by a $1.1 million increase in premiums on the sale of SBA loans, offset in part by a $94,000 loss on the sale of repossessed personal property in the 2002 period.  The 2003 period included an increase of $447,000 in net gains on the sale of investment securities, over the 2002 period.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2003 was $53.5 million, an increase of $371,000, or 0.7%, from the level of $53.1 million during the 2002 period.  The modest increase reflects the Company’s continued focus on expense control.  Salary and benefits for the three months ended March 31, 2003 was $27.9 million, a decrease of $567,000 or 2.0% from $28.5 million at March 31, 2002.  The reduction is the result of operating efficiencies related to strategic initiatives implemented during 2002 and the Company’s focus on noninterest expense control.  Net occupancy increased $734,000 or 9.3% from $7.9 million during the three-month period ended March 31, 2002 to $8.6 million for the three-month period ended March 31, 2003.  This increase reflects increased depreciation expense as a result of equipment purchases associated with the Company’s initiatives related to improving delivery channels.  Other real estate and repossessed personal property expense was $370,000 at March 31, 2003, an increase of $268,000 or 163% from $102,000 at March 31, 2002, due to an increase in the volume of properties moving through the other real estate process.  Company-obligated mandatorily redeemable preferred security expense increased $176,000, or 6.7% to $2.8 million at March 31, 2003, from $2.6 million at March 31, 2002.  This increase is attributed to the additional expense associated with the issuance of the 7.60% junior subordinated debentures issued in March 2003.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2003 was $9.5 million, a decrease of $448,000, or 4.5%, from the 2002 level of $9.9 million. The decrease was due principally to the decrease in pre-tax net income.  The effective tax rate for the three months ended March 31, 2003 was 32.76%, as compared to 33.95% for the three months ended March 31, 2002.

Financial Condition

Loans

Total loans were $3.5 billion at March 31, 2003, a decrease of $83 million, or 2.3% from $3.6 billion at December 31, 2002.

The following table presents the Company’s balance of each major category of loans:

	March 31, 2003		December 31, 2002
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in Thousands)
Loan category:
Real estate	$1,563,617	44.7%	$1,568,710	43.8%
Real estate construction	410,681	11.7%	439,536	12.3%
Commercial	687,263	19.7%	723,530	20.2%
Consumer and other	634,581	18.2%	625,429	17.5%
Agricultural	198,630	5.7%	220,688	6.2%
Total loans	3,494,772	100.0%	3,577,893	100.0%
Less allowance for loan losses	(54,895)		(56,156)
Total	$3,439,877		$3,521,737

Nonperforming Assets

At March 31, 2003, nonperforming assets were $35.2 million, an increase of $6.3 million or 21.8% from the $28.9 million level at December 31, 2002. At March 31, 2003, nonperforming loans as a percent of total loans were .80%, up from the December 31, 2002 level of .64%.  The increase in nonperforming assets is attributed primarily to two credits, an agri-business credit and a construction, contractor credit.  Based on a review of the loan portfolio, management believes this is not indicative of any systemic asset quality deterioration. OREO was $7.1 million at March 31, 2003, an increase of $1.1 million, or 18.3% at December 31, 2002.  The increase in OREO was due principally to the addition of one commercial property carried at a fair value of $752,000.

Nonperforming assets of the Company are summarized in the following table:

(Dollars in thousands)	March 31, 2003	December 31, 2002
Loans
Nonaccrual loans	$27,897	$22,728
Restructured loans	212	220

Nonperforming loans	28,109	22,948
Other real estate owned	7,082	5,990

Nonperforming assets	$35,191	$28,938
Loans 90 days or more past due but still accruing	$3,364	$4,258
Nonperforming loans as a percentage of total loans	.80%	.64%
Nonperforming assets as a percentage of total assets	.61%	.50%
Nonperforming assets as a percentage of loans and OREO	1.00%	.81%

Total Loans	$3,494,772	$3,577,893
Total Assets	5,743,993	5,827,170

Allowance for Loan Losses

At March 31, 2003 the allowance for loan losses was $54.9 million, a decrease of $506,000 from the March 31, 2002 balance of $55.4 million.  Net charge-offs during the three months ended March 31, 2003 were $4.7 million, an increase of $1.8 million or 62.1% from the $2.9 million during the three months ended March 31, 2002. The increase in net charge-offs was due principally to the charge-off of two specific credits, an agri-business line and a construction contractor, which, based on a review of the loan portfolio, management believes is not indicative of systemic asset quality deterioration.  The 2002 period included a $1.2 million partial recovery of an Arizona loan charged off in 2001.  While net charge-offs and nonperforming assets increased during the first quarter of 2003, management believes the current allowance for loan losses is appropriate based on management’s assessment of potential losses within the remaining nonperforming asset portfolio and the reduction in total loans outstanding.

At March 31, 2003, the allowance for loan losses as a percentage of total loans was 1.57%, an increase from the March 31, 2002 level of 1.52%.

The following table sets forth the Company’s allowance for loan losses:

	March 31,
(Dollars in thousands)	2003	2002
Balance at beginning of period	$56,156	$54,991
Charge-offs:
Real estate	400	1,455
Real estate construction	250	3
Commercial	2,227	1,699
Consumer and other	2,757	2,656
Agricultural	930	12
Total charge-offs	6,564	5,825
Recoveries:
Real estate	192	72
Real estate construction	—	1,201
Commercial	339	317
Consumer and other	1,260	1,300
Agricultural	25	30

Total recoveries	1,816	2,920
Net charge-offs	4,748	2,905
Provision charged to operations	3,487	3,315
Balance at end of period	$54,895	$55,401
Allowance as a percentage of total loans	1.57%	1.52%
Annualized net charge-offs to average loans outstanding	0.54%	0.32%

Total Loans	$3,494,772	$3,654,691
Average Loans	3,587,067	3,732,033

Investments

The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.8 billion at March 31, 2003, an increase of $31 million or 1.8% from $1.8 billion at December 31, 2002.  At March 31, 2003, the investment portfolio represented 31.0% of total assets, compared with 30.1% at December 31, 2002.  In addition to investment securities, the Company had investments in interest-bearing deposits of $8.2 million at March 31, 2003, an increase of $3.6 million, or 78.3% from $4.6 million at December 31, 2002.

Deposits

Total deposits were $4.5 billion at March 31, 2003, a decrease of $127 million, or 2.7%, from $4.7 billion at December 31, 2002.  Noninterest-bearing deposits at March 31, 2003 were $369 million, a decrease of $102 million, or 21.7%, from $471 million at December 31, 2002.  The decrease in total deposits and noninterest bearing deposits was principally due to the continued low interest rate environment and the Company’s focus on maintaining interest bearing liabilities at interest rate levels which contribute to a strong net interest margin. The Company’s core deposits which are all deposits, excluding time accounts over $100,000, as a percent of total deposits were 86.7% and 85.6% as of March 31, 2003 and December 31, 2002, respectively.  Interest-bearing deposits were $4.2 billion at March 31, 2003, and December 31, 2002.

Borrowings

Short-term borrowings of the Company were $31 million as of March 31, 2003, a decrease of $45 million, or 59.2%, from $76 million as of December 31, 2002.  The decrease is due primarily to the fluctuation in the level of daily deposits and its impact on short-term liquidity, and reflects the Company’s strategy of funding short-term liquidity needs in the most cost effective manner.

Long-term debt of the Company was $118 million as of March 31, 2003, a decrease of $10 million, or 7.8%, from the $128 million as of December 31, 2002.  The $10 million decrease is a result of the Company repurchasing $10 million of its 7.30% Subordinated Notes issued in June 1997 and maturing June 30, 2004.  As a result, the Company was able to reduce its borrowing costs while maintaining capital adequacy.  The 7.30% Notes will no longer qualify as Tier 2 Capital after June 30, 2003.

Asset and Liability Management

LIQUIDITY MANAGEMENT

Liquidity management is an effort of management to provide a continuing flow of funds to meet its financial commitments, customer borrowing needs and deposit withdrawal requirements. The liquidity position of the Company and its subsidiary bank is monitored by the Asset and Liability Management Committee (“ALCO”) of the Company. The largest category of assets representing a ready source of liquidity for the Company is its short-term financial instruments, which include federal funds sold, interest-bearing deposits at other financial institutions, U.S. Treasury securities and other securities maturing within one year. Liquidity is also provided through the regularly scheduled maturities of assets. The investment portfolio contains a number of high quality issues with varying maturities and regular principal payments. Maturities in the loan portfolio also provide a steady flow of funds, and strict adherence to the credit policies of the Company helps ensure the collectability of these loans. The liquidity position of the Company is also greatly enhanced by its significant base of core deposits.

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk. Because many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent the Company’s future liquidity requirements. These instruments are further described in Note G - Financial Instruments With Off Balance-Sheet Risk.

The liquidity ratio is one measure of a bank’s ability to meet its current obligations and is defined as the percentage of liquid assets to deposits. Liquid assets include cash and due from banks, unpledged investment securities with maturities of less than one year and federal funds sold. At March 31, 2003 and December 31, 2002, the liquidity ratio was 4.94% and 8.32%, respectively. The level of loans maturing within one year greatly add to the Company’s liquidity position. Including loans maturing within one year, the liquidity ratio was 40.57% and 27.94%, respectively, for the same periods.

The Company has revolving lines of credit with its primary lenders, which provide for borrowing up to $85 million. These lines would be utilized to finance stock repurchase activity, underwrite commercial paper, and fund other operating expenses. At March 31, 2003, the Company had $27 million in commercial paper outstanding, underwritten by the Company’s revolving line of credit.

The Company maintains available lines of federal funds borrowings at the Federal Reserve Bank of Minneapolis. The Company’s subsidiary bank has the ability to borrow an aggregate of $238 million in federal funds from ten nonaffiliated financial institutions. At March 31, 2003, the Company had $135 million outstanding on these lines.

Additionally, the Company’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”) System. As part of membership, the Company’s subsidiary bank purchased a modest amount of stock of FHLB and obtained advance lines of credit which represent an aggregate of $456 million in additional funding capacity.  At March 31, 2003, the Company had $47 million outstanding on this line.

Subsequent to quarter end, the Company obtained another federal fund line with a nonaffiliated financial institution.  This new line provides for additional overnight borrowing capacity of $50 million.  Also following quarter end, the Company completed its filing and obtained approval for a $294 million line from the Federal Reserve under its new Primary Credit program, which permits financial institutions with collateralized lines of credit at the Federal Reserve to borrow funds on a short-term basis.  Funds are priced at a spread above the federal funds target rate and are available on an as needed basis.

INTEREST RATE SENSITIVITY

Interest rate sensitivity indicates the exposure of a financial institution’s earnings to future fluctuations in interest rates. Management of interest rate sensitivity is accomplished through the composition of loans and investments and by adjusting the maturities on earning assets and interest-bearing liabilities. Rate sensitivity and liquidity are related since both are affected by maturing assets and liabilities. However, interest rate sensitivity also takes into consideration those assets and liabilities with interest rates that are subject to change prior to maturity.

ALCO attempts to structure the Company’s balance sheet to provide for an approximately equal amount of rate sensitive assets and rate sensitive liabilities. In addition to facilitating liquidity needs, this strategy assists management in maintaining relative stability in net interest income despite unexpected fluctuations in interest rates. ALCO uses three methods for measuring and managing interest rate risk: Repricing Mismatch Analysis, Balance Sheet Simulation Modeling and Equity Fair Value Modeling.

Repricing Mismatch Analysis

Management performs a Repricing Mismatch Analysis (“Gap Analysis”) which represents a point in time net position of assets, liabilities and off-balance sheet instruments subject to repricing in specified time periods. Gap Analysis is performed quarterly.  However, management believes Gap Analysis alone does not accurately measure the magnitude of changes in net interest income since changes in interest rate do not impact all categories of assets, liabilities and off-balance sheet instruments equally or simultaneously.

Balance Sheet Simulation Modeling

Balance Sheet Simulation Modeling allows management to analyze the short-term (12 months or less) impact of interest rate fluctuations on projected earnings.  Using financial simulation computer software, management has built a model that projects a number of interest rate scenarios.  Each scenario captures the impact of contractual obligations embedded in the Company’s assets and liabilities.  These contractual obligations include maturities, loan and security payments, repricing dates, interest rate caps, and interest rate floors.  The projection results also measure the impact of various management assumptions including loan and deposit volume targets, security and loan prepayments, pricing spreads and implied repricing caps and floors on variable rate non-maturity deposits. Management completes an earnings simulation quarterly.  The simulation process is the Company’s primary interest rate risk management tool.

While management strives to use the best assumptions possible in the simulation process, all assumptions are uncertain by definition.   Due to numerous market factors, and the potential for changes in management strategy over time, actual results may deviate from model projections.

Based on the results of the simulation model as of March 31, 2003, management would expect net interest income to decline 0.71%, assuming a 100 basis point rate increase in market rates.  This expected result is within the ALCO established guidelines of 1.40%.  Assuming rates dropped 100 basis points, management would expect net interest income to decline 2.53%.  This decline exceeds the ALCO guidelines of 1.40%.  The decline in net interest income under both of the preceding scenarios depicts the Company’s exposure to repricing mismatches and embedded options.  Assuming rising rates, the Company’s liabilities are projected to reprice faster than its assets.  Under declining rates, because of projected security prepayments and the assumed floor on transaction account pricing, assets reprice faster than liabilities.

Several factors mitigate the Company’s projected exposure to declining rates.  First, management-established risk guidelines are measured against instantaneous rate shocks.  Gradual rate shifts over several months reduce the level of projected risk under both rising and declining rate scenarios.  Also, the current model assumes that there is no room to downprice non-maturity transaction deposits.  Management has effectively floored these liability accounts at current levels in its model.  As an abundance of caution, management believes this is an appropriate assumption for risk management purposes, but management believes there would be the potential for some downpricing on this sizeable volume of liabilities.

In addition to earnings at risk, the simulation process is also used as a tool in liquidity and capital management.  Management models the impact of interest rate fluctuation on the anticipated cash flows from various financial instruments, ultimately measuring the impact that changing rates will have on the Company’s liquidity profile.  Management also reviews the implications of strategies that impact asset mix and capital levels, measuring several key regulatory capital ratios under various interest rate scenarios.

Equity Fair Value Modeling

Because Balance Sheet Simulation Modeling is dependent on accurate volume forecasts, its usefulness as a risk management tool is limited to relatively short time frames.  As a complement to the simulation process, management uses Equity Fair Value Modeling to measure long-term interest rate risk exposure.  This method estimates the impact of interest rate changes on the discounted future cash flows of the Company’s current assets, liabilities and off-balance sheet instruments.  This risk model does not incorporate projected volume assumptions.

Similar to the simulation process, fair value results are heavily driven by management assumptions.  While management strives to use the best assumptions possible, due to numerous market factors, actual results may deviate from model projections.

Based on the model results from March 31, 2003, management would expect equity fair value to decline 2.70% assuming a 100 basis point increase in rates.  This exposure is within the ALCO established guidelines of 10.00%.  Assuming rates declined 100 basis points, the model projects a decline in equity fair value of 2.74%.  This exposure is also within the ALCO established policy guidelines of 10.00%.

The Company does not engage in the speculative use of derivative financial instruments.

Capital Management

Shareholders’ equity was $378 million at March 31, 2003 and December 31, 2002.  Unrealized gain on available-for-sale securities, net of taxes, decreased $4.4 million during the first quarter of 2003.  At March 31, 2003, the Company’s Tier 1 capital, total risk-based capital and leverage ratios were 9.44%, 12.92%, and 6.72%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases).  At March 31, 2003, the Company had risk-weighted assets of $4.1 billion.  The March 31, 2003 capital ratios include both the $60 million 7.60% Junior Subordinated Debentures issued March 4, 2003 and the $60 million 8.20% Junior Subordinated Debentures.  The 8.20% Junior Subordinated Debentures were subsequently redeemed on April 14, 2003.  As a result of the April 4, 2003 redemption, the Tier 2 and Total Capital ratios will be reduced, although remaining substantially within minimum regulatory capital limits for a well-capitalized institution.

On March 4, 2003, the Company issued $60 million in 7.60% Cumulative Capital Securities, through CFB Capital IV, a statutory trust subsidiary organized in February 2003.  All $60 million of the capital securities qualify as Tier I Capital for regulatory capital calculation purposes.  The proceeds from the offering were used on April 4, 2003 to redeem the $60 million of 8.20% junior subordinated debentures that were issued in February 1997.  The Company has unconditionally guaranteed the obligations of CFB Capital IV under the 7.60% cumulative capital securities.

Stock Repurchases

During the first quarter of 2003, the Company repurchased 330,500 shares of its common stock at prices ranging from $24.49 to $26.47.  At March 31, 2003, 759,000 shares remain under the current repurchase authorization.  On April 24, 2003, the Company announced that the Board of Directors approved an additional common stock repurchase authorization wherein the Company may repurchase up to an additional 3 million shares of its common stock outstanding.  The shares will be repurchased primarily on the open market, with timing dependent on market condition and any pending acquisitions.  Thus, 3,759,000 shares remain authorized for repurchase.  Since the first quarter of 2000, the Company has repurchased a total of 13.0 million shares of its common stock, which represents approximately 25% of the shares outstanding.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments

Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into various business arrangements wherein it may be required by the terms of the arrangement to guarantee or invest additional capital as a result of investment opportunities and financial performance.

Mortgage Loan Joint Venture:  The Company, through its subsidiary bank, and Wells Fargo & Company formed a joint venture mortgage company for the purpose of providing mortgage origination, documentation, servicing process and support for substantially all the residential mortgage business of the Company.  The Company has 50% ownership and 50% voting rights over the affairs of the joint venture and accordingly records its investment and its continuing share of the income or loss of the joint venture under the equity method of accounting.  As a 50% holder of the joint venture, the Company may be required to increase its investment in the joint venture in the event additional investment capital were required.  As of March 31, 2003, the Company’s investment in the joint venture totaled $361,000.

Federal Reserve Stock:  The Company’s affiliate bank is required by Federal banking regulations to be a member of the Federal Reserve System.  As a member of the Federal Reserve System, the Company may be required to maintain stock ownership in the Federal Reserve System in an amount equal to six percent of the affiliate bank’s paid-in capital and surplus.  The affiliate bank is required and currently has purchased an amount of common stock equal to three percent, or one-half the bank’s subscription amount.  At the discretion of the Federal Reserve System, the bank may be required to increase its investment to an amount equal to the full six percent of its total paid-in capital and surplus.  At March 31, 2003, the Company’s investment in the Federal Reserve System totaled $9.6 million.

Contractual Obligations and Other Commercial Commitments:

In the normal course of business, the Company arranges financing through entering into debt arrangements with various creditors for the purpose of financing specific assets or providing a funding source.   The contract or notional amounts of these financing arrangements at March 31, 2003, as well as the maturity of these commitments are (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long Term Debt	$117,500	$24,500	$58,000	$8,000	$27,000
Capital Lease Obligations	7,223	1,356	3,081	2,606	180
Operating Leases	7,727	2,727	1,597	1,121	2,282

Total Contractual Obligations	$132,450	$28,583	$62,678	$11,727	$29,462

Long Term Debt:  At March 31, 2003, the Company had long term debt outstanding of $117.5 million.    Long-term debt includes $50 million of unsecured subordinated notes payable, bearing interest at a rate of 7.30%, payable semi-annually, that mature June 30, 2004.  The subordinated notes, whose terms include certain covenants pertaining to regulatory compliance, financial performance, timely reporting, failure to pay principal at maturity, failure to make scheduled payments, and bankruptcy, insolvency or reorganization of the Company, may not be paid early. The subsidiary bank had Federal Home Loan Bank advances totaling $42.5 million outstanding at March 31, 2003.  Also at March 31, 2003, the subsidiary bank had a $25 million unsecured subordinated term note payable to a non-affiliated bank, with a maturity date of December 22, 2007.  The subsidiary bank note payable is subject to covenants including, remaining in compliance with all regulatory agency requirements, providing timely financial information and providing access to certain Company records.

Capital Lease Obligations:  The Company frequently acquires the rights to equipment used in the operation of the Company by entering into long-term capital leases.  At March 31, 2003, the Company was liable for the payment of lease schedules associated with the acquisition of equipment and premises totaling $6,016,000, exclusive of finance charges.  The effect of capital leases recorded at March 31, 2003 are summarized in the table above.

Operating Leases:  In the normal course of business the Company enters into operating lease arrangements for the use of premises and equipment.  Operating leases include rental agreements with tenants providing facilities through which the Company delivers its products and services.

Company-Obligated Mandatorily Redeemable Preferred Securities:  At March 31, 2003, the Company has unconditionally guaranteed the obligation of CFB Capital IV, under the $60, million, 7.60% Cumulative Capital Securities issued March 4, 2003; the obligation of CFB Capital III, under the $60 million, 8.125% Cumulative Capital Securities issued March 27, 2002; and the obligation of CFB Capital II, under the $60 million 8.20% Cumulative Capital Securities issued December 10, 1997.  The $60 million Capital IV securities, which mature March 15, 2033 may be redeemed any time on or after March 15, 2008.  The $60 million Capital III securities, which mature April 15, 2032 may be redeemed any time on or after April 15, 2007.  The $60 million Capital II securities, which had a maturity date of December 15, 2027, were redeemed April 4, 2003.

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk. These transactions enable customers to meet their financing needs. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at March 31, 2003, as well as the maturity of these commitment are (in thousands):

	Amount of commitment expiring per period
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Commitments to Extend Credit	$683,480	$480,020	$57,522	$17,178	$128,760
Standby Letters of Credit	18,703	14,977	2,798	91	837
Commercial Letters of Credit	10,534	9,565	879	90	0

Total Commercial Commitments	$712,717	$504,562	$61,199	$17,359	$129,597

Commitments to extend credit are legally binding and have fixed expiration dates or other termination clauses. The Company’s exposure to credit loss on commitments to extend credit, in the event of nonperformance by the counterparty, is represented by the contractual amounts of the commitments. The Company monitors its credit risk for commitments to extend credit by applying the same credit policies in making commitments as it does for loans and by obtaining collateral to secure commitments based on management’s credit assessment of the counterparty. Collateral held by the Company may include marketable securities, receivables, inventory, agricultural commodities, equipment and real estate. Because many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent the Company’s future liquidity requirements. In addition, the Company also offers various consumer credit line products to its customers that are cancelable upon notification by the Company, which are included above in commitments to extend credit.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.

Commercial letters of credit are issued by the Company on behalf of customers to ensure payments of amounts owed or collection of amounts receivable in connection with trade transactions. The Company’s exposure to credit loss in the event of nonperformance by the counterparty is the contractual amount of the letter of credit and represents the same exposure as that involved in extending loans.

Forward-looking Statements

This Form 10-Q contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:  risk of loans and investments, including dependence on local economic conditions; competition for the company’s customers from other providers of financial services; possible adverse effects of changes in interest rates; balance sheet and critical ratio risks related to the share repurchase program; risks related to the company’s acquisition strategy, including risks of adversely changing results of operations and factors affecting the company’s ability to consummate further acquisitions, and other risks detailed in the company’s filings with the Securities and Exchange Commission including the risks identified in the Company’s Form 10-K filed with the Commission on March 19, 2003, all of which are difficult to predict and many of which are beyond the control of the company.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2002 in the Company’s Form 10-K and Annual Report.

Item 4.  Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls.  Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (the “Disclosure Controls”), and its “internal controls and procedures for financial reporting” (the “Internal Controls”).  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Rules adopted by the Securities and Exchange Commission (the “SEC” or “Commission”) require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of the Company’s Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.  Appearing in this Quarterly Report are two separate forms of “Certifications” of the CEO and the CFO.  The first form of Certification, immediately following the Signatures section, is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”).  This section of Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.  The second Certification is pursuant to Section 906 of Sarbanes-Oxley and concerns compliance and disclosure under the Securities Exchange Act of 1934.

Disclosure Controls and Internal Controls.  Disclosure Controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures designed to provide reasonable assurance that (1) the Company’s transactions are properly authorized; (2) the Company’s assets are safeguarded against unauthorized or improper use; and (3) the Company’s transactions are properly recorded and reported, all of which assists the preparation of financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.  The Company’s management, including the CEO and CFO, does not expect that the Disclosure Controls or the Internal Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.  The CEO/CFO evaluation of Disclosure Controls and Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report.  In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation will be done on a quarterly and annual basis so that the conclusions concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-Q and in the Company’s Annual Reports on Form 10-K.  Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in the Company and by the Company’s independent auditors in connection with their audit and review activities.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, the Company sought in the evaluation to determine whether there were any “significant deficiencies” or “material weakness” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who a have significant role in the Company’s Internal Controls.  This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose such information to our Board’s Audit Committee and to the independent auditors and to report on related matters in this section of the Quarterly Report.  In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.  A “material weakness” is defined as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  The Company has sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accord with its on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.  Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company’s Internal Controls are effective to provide reasonable assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings:

None.

Item 2.	Changes in Securities:

On April 4, 2003, the Company redeemed its $60 million 8.20% junior subordinated debentures which triggered the redemption of CFB Capital II’s 8.20% Cumulative Capital Securities that CFB Capital II issued in December 1997.  The Company funded the redemption from the proceeds of its issuance of 7.60% Cumulative Capital Securities of CFB Capital IV on March 4, 2003.

Item 3.	Defaults upon Senior Securities:

None.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 5.	Other Information:

None.

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibits:

12.1 Statement regarding computation of ratios.

99.1 Certification pursuant to 18 U.S.C. § 1350.

(b) Reports on Form 8-K:

On March 6, 2003, the Company filed a Form 8-K related to the offering on 7.60% Cumulative Capital Securities of CFB Capital IV, and the redemption of 8.20% Cumulative Capital Securities of CFB Capital II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.

Date: May 9, 2003	/s/	Mark A. Anderson
Mark A. Anderson
President and Chief Executive Officer

Date: May 9, 2003	/s/	Craig A. Weiss
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

Date: May 9, 2003
/s/	Mark A. Anderson
Mark A. Anderson
President and Chief Executive Officer

CERTIFICATIONS

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

Date: May 9, 2003
	/s/	Craig A. Weiss
Craig A. Weiss
Executive Vice President and Chief Financial Officer