Form 10-Q
period 2003-06-30
COMMUNITY FIRST BANKSHARES INC
filed 2003-08-12
CIK 857593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

At August 8, 2003, 37,913,469 shares of Common Stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2003

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$223,522	$242,887
Federal funds sold and securities purchased under agreements to resell	6,750	—
Interest-bearing deposits	5,390	4,613
Available-for-sale securities	1,588,644	1,672,445
Held-to-maturity securities (fair value: 6/30/03 - $81,744, 12/31/02 - $80,165)	81,744	80,165
Loans	3,425,902	3,577,893
Less: Allowance for loan losses	(54,187)	(56,156)
Net loans	3,371,715	3,521,737
Bank premises and equipment, net	132,581	132,122
Accrued interest receivable	31,481	34,863
Goodwill	63,448	62,903
Other intangible assets	31,240	32,577
Other assets	49,611	42,858
Total assets	$5,586,126	$5,827,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$461,652	$470,900
Interest-bearing:
Savings and NOW accounts	2,444,297	2,424,943
Time accounts over $100,000	551,390	670,187
Other time accounts

	1,003,909	1,103,716

Total deposits	4,461,248	4,669,746
Federal funds purchased and securities sold under agreements to repurchase	376,244	377,230
Other short-term borrowings	83,329	76,260
Long-term debt	112,500	127,500
Accrued interest payable	16,755	18,987
Other liabilities	34,090	58,998
Total liabilities	5,084,166	5,328,721
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	120,000	120,000
Shareholders’ equity:
Common stock, par value $.01 per share: Authorized Shares – 80,000,000 Issued Shares – 51,021,896	510	510
Capital surplus	194,365	193,887
Retained earnings	413,690	393,550
Unrealized gain on available-for-sale securities, net of tax	20,284	23,826
Less cost of common stock in treasury – June 30, 2003 – 12,763,499 shares December 31, 2002 – 12,343,096 shares	(246,889)	(233,324)
Total shareholders’ equity	381,960	378,449
Total liabilities and shareholders’ equity	$5,586,126	$5,827,170

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited)	2003	2002	2003	2002
Interest income:
Loans	$61,410	$69,721	$124,620	$140,480
Investment securities	18,522	20,942	38,158	41,899
Interest-bearing deposits	16	9	28	18
Federal funds sold and resale agreements	1	12	1	27
Total interest income	79,949	90,684	162,807	182,424
Interest expense:
Deposits	12,662	18,590	27,369	40,158
Short-term and other borrowings	1,480	1,812	2,838	3,407
Long-term debt	1,746	1,986	3,645	3,977
Total interest expense	15,888	22,388	33,852	47,542
Net interest income	64,061	68,296	128,955	134,882
Provision for loan losses	3,487	3,297	6,974	6,612
Net interest income after provision for loan losses	60,574	64,999	121,981	128,270
Noninterest income:
Service charges on deposit accounts	9,999	10,097	19,379	19,754
Insurance commissions	3,364	3,330	7,445	6,607
Fees from fiduciary activities	1,449	1,403	2,727	2,829
Security sales commissions	2,310	3,467	4,361	5,590
Net gain (loss) on sales of available-for-sale securities	1,795	(188)	2,259	(171)
Other	3,221	2,522	6,894	5,022
Total noninterest income	22,138	20,631	43,065	39,631
Noninterest expense:
Salaries and employee benefits	28,246	29,269	56,160	57,759
Net occupancy	8,435	8,109	17,043	15,983
FDIC insurance	185	205	376	417
Legal and accounting	879	915	1,286	1,652
Other professional services	1,217	1,030	2,106	1,907
Advertising	1,023	1,028	1,953	1,993
Telephone	1,628	1,430	3,154	2,958
Data processing	1,860	1,764	3,578	3,569
Company-obligated mandatorily redeemable preferred securities of subsidiary trust	2,399	2,892	5,190	5,507
Amortization of intangibles	840	836	1,671	1,654
Other	7,684	8,223	15,359	15,411
Total noninterest expense	54,396	55,701	107,876	108,810

Income before income taxes	28,316	29,929	57,170	59,091
Provision for income taxes	9,230	10,072	18,683	19,973
Net income	$19,086	$19,857	$38,487	$39,118

See accompanying notes

(Dollars in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited)	2003	2002	2003	2002

Earnings per common and common equivalent share:
Basic net income

	$0.50	$0.50	$1.00	$0.98

Diluted net income

	$0.49	$0.49	$0.99	$0.96

Average common shares outstanding:
Basic	38,371,159	39,772,344	38,485,552	39,877,633
Diluted	38,928,709	40,515,906	39,019,638	40,579,858

Dividends per share

	$0.22	$0.19	$0.44	$0.38

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited)	2003	2002	2003	2002

Net income	$19,086	$19,857	$38,487	$39,118
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1,972	14,450	(2,187)	10,527
Less: Reclassification adjustment for (gains) losses included in net income	(1,077)	114	(1,355)	103
Other comprehensive income (loss)	895	14,564	(3,542)	10,630
Comprehensive income	$19,981	$34,421	$34,945	$49,748

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	For the Six Months Ended June 30,
(Unaudited)	2003	2002
Cash flows from operating activities:
Net income	$38,487	$39,118
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,974	6,612
Depreciation	5,869	7,017
Amortization of intangibles	1,671	1,654
Net amortization of premiums (discounts) on securities	3,619	600
Decrease in interest receivable	3,382	3,687
Decrease in interest payable	(2,232)	(9,952)
Decrease in due to broker	(22,414)	—
Other — net	(7,804)	(3,294)
Net cash provided by operating activities	27,552	45,442

Cash flows from investing activities:
Net increase in interest-bearing deposits	(777)	(1,509)
Purchases of available-for-sale securities	(816,567)	(644,385)
Maturities of available-for-sale securities	714,554	698,460
Sales of available-for-sale securities, net of gains	176,331	8,047
Purchases of held-to-maturity securities	(1,579)	(1,638)
Net decrease in loans	143,048	77,892
Net increase in bank premises and equipment	(6,328)	(7,881)
Net cash provided by investing activities	208,682	128,986

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	10,106	(102,159)
Net decrease in time accounts	(218,604)	(121,184)
Net increase in short-term & other borrowings	6,083	63,581
Net decrease in long-term debt	(15,000)	(3,994)
Net decrease in Company-obligated mandatorily redeemable preferred securities	—	(1,118)
Purchase of common stock held in treasury	(18,599)	(24,223)
Sale of common stock held in treasury	4,100	4,224
Common stock dividends paid	(16,935)	(15,151)
Net cash used in financing activities	(248,849)	(200,024)
Net decrease in cash and cash equivalents	(12,615)	(25,596)
Cash and cash equivalents at beginning of period	242,887	248,260
Cash and cash equivalents at end of period	$230,272	$222,664

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

Note B – ACQUISITIONS

Through its insurance subsidiary, the Company completed the purchase of three insurance agencies during the second quarter.  These included the June 2, 2003 purchase of the Larry Levitt Insurance Agency, located in Rock Springs, Wyoming; the May 1, 2003 purchase of Kraft Insurance Services, Inc. an insurance agency in Grand Junction, Colorado; and the April 1, 2003 purchase of Carr Agency, an insurance agency in Thornton, Colorado.

Note C - ACCOUNTING CHANGES

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45,  (FIN 45) Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value and applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying condition that is related to an asset, liability or equity security of the guaranteed party. Examples of contracts meeting these characteristics include standby and performance letters of credit. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified subsequent to December 31, 2002. FIN 45 also expands the disclosures to be made by guarantors, effective as of December 31, 2002, to include the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligation under the guarantee. Significant guarantees that have been entered into by the Company are disclosed in Note H, Financial Instruments with Off-Balance-Sheet Risk.  The adoption of FIN 45 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statement, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The recognition and measurement provisions of this Interpretation are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003.  The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002.  The Company will adopt the provisions of FIN 46 for existing variable interest entities on July 1, 2003.  At this time, management believes adoption of FIN 46 with regard to existing variable interest entities will not have a material effect on the Company’s financial statements. The Company has determined that the provisions of FIN 46 may require de-consolidation of the subsidiary trusts, which issued Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”).  Prior to the adoption of FIN 46, the Company consolidated the trusts and the balance sheet included the Trust Preferred Securities of the trusts.  At adoption of FIN 46, the trusts may be de-consolidated and the junior subordinated debentures of the Company owned by the trusts would be disclosed.  The Trust Preferred Securities currently qualify as Tier 1 capital of the Company for regulatory capital purposes.  The banking regulatory agencies have not issued any guidance which would change the capital treatment for Trust Preferred Securities based on the impact of the adoption of FIN 46.

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

In May 2003, the FASB issued Statement No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities.  FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Upon adoption of FAS 150 on July 1, 2003, the Company will begin classifying its Trust Preferred Securities as liabilities.  These have previously not been reported as liabilities on the statement of financial condition.  Periodic payments on such securities will be reported as interest expense.  The banking regulatory agencies have not issued any guidance which would change the capital treatment of these securities based on the impact of the adoption of SFAS 150.

Note D – STOCK BASED COMPENSATION

At June 30, 2003, the Company had one stock-based employee compensation plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)		2003	2002	2003	2002
Net income, as reported		$19,086	$19,857	$38,487	$39,118
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	(928)	(707)	(1,590)	(1,262)

Pro forma net income		$18,158	$19,150	$36,897	$37,856

Earnings per share:
Basic – as reported		$0.50	$0.50	$1.00	$0.98
Basic – pro forma		$0.47	$0.48	$0.96	$0.95

Diluted – as reported		$0.49	$0.49	$0.99	$0.96
Diluted – pro forma		$0.47	$0.47	$0.95	$0.93

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

The following weighted-average assumptions were used in the valuation model:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Risk free interest rate	2.83% to 3.72%	3.61%	2.23% to 3.72%	3.61%
Dividend yield	3.44%	3.17%	3.33% to 3.44%	3.17%
Price volatility	.256	.265	.256 to .257	.265
Expected life (years)	7.5	7.5	7.5	7.5

Note E- INVESTMENTS

The following is a summary of available-for-sale and held-to-maturity securities at June 30, 2003 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury	$37,189	$663	$—	$37,852
United States Government agencies	345,468	5,630	418	350,680
Mortgage-backed securities	1,029,863	21,242	532	1,050,573
Collateralized mortgage obligations	2,760	18	1	2,777
State and political securities	60,532	3,878	—	64,410
Other securities	79,250	4,280	1,178	82,352
	$1,555,062	$35,711	$2,129	$1,588,644

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other securities

	$81,744	$—	$—	$81,744

	$81,744	$—	$—	$81,744

Proceeds from the sale of available-for-sale securities during the three months ended June 30, 2003 and 2002 were $116,501,000 and $1,412,000, respectively.  Gross gains of $1,795,000 and $30,000 were realized on sales during 2003 and 2002, respectively.  Gross losses of $0 and $218,000 were realized on sales during 2003 and 2002, respectively.  Gains and losses on disposition of these securities were computed using the specific identification method.

Note F - LOANS

The composition of the loan portfolio at June 30, 2003 was as follows (in thousands):

Real estate	$1,567,732
Real estate construction	368,914
Commercial	656,350
Consumer and other	640,769
Agriculture	192,137
3,425,902
Less allowance for loan losses	(54,187)
Net loans	$3,371,715

Note G - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk.  These financial instruments include commitments to extend credit and letters of credit.  Since the conditions requiring the Company to fund letters of credit may not occur and since customers may not utilize the total loan commitments, the Company expects its liquidity requirements to be less than the outstanding commitments.  The contract or notional amounts of these financial instruments at June 30, 2003 were as follows (in thousands):

Commitments to extend credit	$642,005
Standby and commercial letters of credit	33,415

Note H – GUARANTEES OF INDEBTEDNESS OF OTHERS

Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at June 30, 2003, is approximately $23 million with a weighted average term of approximately 11 months. The fair value of standby letters of credit is not material to the Company’s financial statements.

Note I- SUBORDINATED NOTES

                Long-term debt at June 30, 2003 included $50 million of 7.30% Subordinated Notes issued in June 1997. These notes are due June 30, 2004, with interest payable semi-annually. At June 30, 2003, the subsidiary bank had a $25 million unsecured subordinated term note, maturing on December 22, 2007.  The subsidiary bank note bears an interest rate of LIBOR, plus 140 basis points.

Note J - INCOME TAXES

The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

For the six months ended, June 30, 2003
35% of pretax income	$20,010
State income tax, net of federal tax benefit	992
Tax-exempt interest	(1,758)
Other	(561)
Provision for income taxes	$18,683

Note K – TRUST PREFERRED SECURITIES

On March 4, 2003, the Company issued $60 million of 7.60% Cumulative Capital Securities, through CFB Capital IV, a Delaware statutory trust subsidiary organized in February 2003.  The proceeds of the offering were invested by CFB Capital IV in Junior Subordinated Debentures of the Company.  The Company used the net proceeds to redeem on April 4, 2003, all of the 8.20% Junior Subordinated Debentures that it issued in 1997, thereby triggering the redemption of all 2,400,000 of the 8.20% Cumulative Capital Securities issued by CFB II, a Delaware statutory trust.  The debentures will mature not earlier than March 15, 2008, and not later than March 15, 2033.  At June 30, 2003, $120 million in capital securities qualified as Tier I capital under capital guidelines of the Federal Reserve.  Refer to Note C – Accounting Changes for a discussion of the pending adoption of FIN 46 and Statement 150 and their impact on the recording and reporting of these securities on the Company’s financial statements.

Note L - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30 (in thousands)	2003	2002
Unrealized (loss) gain on available-for-sale securities	$(5,864)	$17,600

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion of the Company’s financial condition as of June 30, 2003 and December 31, 2002, and its results of operations for the six month periods ended June 30, 2003 and 2002.

Strategic Initiatives

During 2002 and 2003, the Company has continued to implement a series of strategic initiatives that it announced in 2001 that are designed to improve customer service and strengthen its position as a provider of diversified financial services. Initiatives included a redefinition of the Company’s delivery model and the sale or closure of selected banking offices.

Under the redesigned delivery structure, the Company is implementing a centralized consumer credit process, which, when fully operational, will offer a complete range of decision, origination, documentation and collection services to all Company offices through a Fargo, North Dakota, location. As of June 30, 2003, all indirect consumer underwriting, administration, documentation and collection have been centralized.  Centralization of the underwriting, administration, documentation and collection of direct consumer loans, as well as documentation of commercial and agricultural loans, are expected to be completed by the second quarter of 2004.

The Company also has recently initiated a strategy, which consists of a market extension model, wherein the Company intends to open additional offices in selected growth or emerging growth markets that the Company believes show promise for growth.  Additional offices are expected to be within the 12-state area within which the Company currently operates.  Services provided at the new locations will be determined by the opportunities identified in that area, and may include business, retail, investment sales, insurance products, mortgage products and wealth management.  The Company expects to announce the initial market extension opportunities later this year.  The addition of these market extensions is not expected to have a material impact on the Company’s financial performance during 2003 and 2004.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.  The Company believes that its critical accounting policies include the allowance for loan losses, goodwill impairment and income taxes.

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

The Company believes the annual testing for impairment of goodwill is a critical accounting policy that requires significant judgment and estimates. The Company performed its initial impairment test during the first quarter of 2002 and its initial annual impairment test during the fourth quarter of 2002.  Both tests indicated no impairment existed, thus no adjustment to the carrying amount of goodwill was recorded.  The Company will perform its annual impairment test during the fourth quarter each year.  The Company uses a multi-period discounted earnings model to determine if the equity fair value of the underlying reporting unit is equal to or greater than the current book value.  The model is based on management’s estimate of the Company’s projected earnings stream over the following five years. The valuation model includes various management estimates and assumptions and thus, to the extent these estimates and assumptions vary from actual future results, are subject to error and may not be indicative of actual impairment.

The Company also believes the estimation of its income tax liability is a critical accounting policy that requires significant judgment and estimates on the part of management.  The Company estimates its income tax liability based on an estimate of its current and deferred taxes which are based on its estimates of taxable income.  The Company makes its estimate based on its interpretations of the existing income tax laws as they relate to the Company’s activities.  Such interpretations could differ from those of the taxing authorities. Periodically, the Company is examined by various federal and state tax authorities.  In the event management’s estimates and assumptions vary from the views of the taxing authorities, adjustments to the periodic tax accruals may be necessary.

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

Overview

For the three months ended June 30, 2003, net income was $19.1 million, a decrease of $771,000 or 3.9% from the $19.9 million during the 2002 period.  Basic earnings per common share for the three months ended June 30, 2003 and for the three months ended June 30, 2002 were $0.50.  Diluted earnings per share for the three months ended June 30, 2003 were $0.49.

Return on average assets and return on common equity for the three months ended June 30, 2003 were 1.36% and 20.45%, respectively, as compared to the 2002 ratios of 1.42% and 22.26%.  The decrease in return on assets and return on equity is principally due to the decrease in net income.

For the six months ended June 30, 2003, net income was $38.5 million, a decrease of $631,000 or 1.6% from $39.1 million during the 2002 period.  Basic earnings per common share for the six months ended June 30, 2003 were $1.00, compared to $0.98 in the same period in 2002.  Diluted earnings per share for the six months ended June 30, 2003 were $0.99.  The increase in earnings per share is due to the 3.8% decrease in the average shares outstanding, offset in part by the decrease in core earnings.

Return on average assets and return on common equity for the six months ended June 30, 2003 were 1.37% and 20.73%, respectively, as compared to the 2002 ratios of 1.40% and 22.16%.  The decrease in return on assets and return on equity is principally due to a decrease in net income.

Results of Operations

Net Interest Income

Net interest income for the three months ended June 30, 2003 was $64.1 million, a decrease of $4.2 million, or 6.2%, from the net interest income of $68.3 million earned during the 2002 period. The decrease was principally due to the combination of a $10.7 million reduction in interest income and a $6.5 million decrease in interest expense resulting from the continued low interest rate environment and a change in the earning asset mix. During the second quarter of 2003, loans comprised 67% of total average earning assets, down from 71% during the comparable period in 2002.  The decrease in the percentage of loans in the earning asset mix reflects the Company’s strategy of focusing on loan quality, rather than seeking to build loan volume and possible increases in nonperforming assets in a challenging economic environment.  The net interest margin of 5.11% for the period ended June 30, 2003 was down from 5.48% for the 2002 period.  The Company anticipates continue downward pressure on its net interest margin as a result of the current interest rate environment.  If the Company continues to experience an increase in rates on the long end of the yield curve, net interest margin could begin to show greater stability as prepayments slow, premium amortization slows and cash flow is reinvested at higher rates.  The sluggish economy makes growth of the loan portfolio challenging.  Record low interest rates, mortgage-backed security prepayments and fewer high yielding investment opportunities are expected to contribute to margin pressure.

Net interest income for the six months ended June 30, 2002 was $129.0 million, a decrease of $5.9 million, or 4.4%, from the net interest income of $134.9 million earned during the corresponding 2002 period. The decrease was principally due to the combination of a $19.6 million reduction in interest income and a $13.6 million decrease in interest expense resulting from a $51.1 million increase in average earning assets, coupled with an 29 basis point decrease in net interest margin.  The net interest margin of 5.13% for the period ended June 30, 2003 was down from 5.42% for the corresponding 2002 period.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2003 was $3.5 million, an increase of $190,000, or 5.8%, from the $3.3 million provision during the 2002 period. Net charge-offs were $4.2 million or .49 percent (annualized) of average loans for the second quarter of 2003, compared to $3.1 million or .34 percent for the second quarter of 2002.  The second quarter 2003 increase in net-charge offs is attributed in part by the partial charge-off of two loans, which are classified as non-performing loans. Nonperforming assets at June 30, 2003 were $32.2 million, an increase of $8.2 million, or 34.2% from $24.0 million at June 30, 2002.  The increase in nonperforming assets is attributed primarily to two credits and based upon the Company’s monthly review of its loan portfolio, management believes is not indicative of any systemic asset quality deterioration.  Nonperforming assets comprised .58 percent and .43 percent of total assets at June 30, 2003 and June 30, 2002, respectively.

The provision for loan losses for the six months ended June 30, 2002 was $7.0 million, an increase of $362,000, or 5.5%, from the $6.6 million provision during the corresponding 2002 period.

Noninterest Income

Noninterest income for the three months ended June 30, 2003 was $22.1 million, an increase of $1.5 million, or 7.3%, from the 2002 level of $20.6 million. Insurance commissions, which continue to demonstrate strong growth, were $3.4 million for the 2003 quarter, a slight increase of $34,000 or 1.0% from the $3.3 million recorded in the 2002 quarter. Insurance commission growth is partially due to the addition of four agencies during 2002, which at the time of acquisition had estimated annual commission revenue of $1.1 million.  During the second quarter of 2003, the Company, through its insurance subsidiary, acquired two insurance agencies in Colorado and one in Wyoming, which at the time of acquisition had approximately $763,000 in annual commission revenue.  Commissions on the sale of investment securities were $2.3 million for the quarter ended June 30, 2003 and a decrease of $1.2 million, or 33.4% from $3.5 million for the quarter ended June 30, 2002.  While this reflects a challenging investment securities sales environment, the second quarter of 2003 was the third highest quarter ever in commissions on the sales of investment products.  The highest quarter was the second quarter of 2002. In line with a 1.8% decrease in average deposits during the three months ended June 30, 2003, compared to the 2002 period, service charges on deposit accounts decreased $98,000 or 1.0%, to $10.0 million as of June 30, 2003, compared to $10.1 million during the 2002 period.  Other income increased $699,000 or 27.7% from $2.5 million in 2002 to $3.2 million in 2003.  Non interest income in the three-month period ended June 30, 2003, included an increase of $2.0 million in net gains on the sale of investment securities, over the 2002 period.  The security gains offset approximately $530,000 of prepayment penalties incurred to prepay long-term Federal Home Loan bank advances and a modest portfolio restructuring to limit potential prepayment risk exposure.

Noninterest income for the six months ended June 30, 2003 was $43.1 million, an increase of $3.4 million, or 8.7%, from the 2002 level of $39.6 million.  Other income increased $1.9 million, principally due to a $1.0 million increase in premiums on the sale of SBA loans and the mortgage business of the Company’s joint venture.  Investment sales commissions decreased $1.2 million, or 22.0%.  Insurance commissions increased $838,000 or 12.7%.  These increases were offset in part by a $375,000, or 1.9% decrease in service charges on deposit accounts.  The 2003 period included a $2.3 million gain on the sale of investment securities, compared to a $171,000 loss in the corresponding 2002 period.  The increase in gain on the sale of investment securities was in part due to the Company’s sale of selected mortgage-backed securities in an effort to mitigate investment portfolio prepayment risk.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2003 was $54.4 million, a decrease of $1.3 million, or 2.3%, from the level of $55.7 million during the 2002 period.  The decrease reflects the Company’s continued focus on expense control.  Salary and benefits for the three months ended June 30, 2003 was $28.2 million, a decrease of $1.0 million or 3.5% from $29.3 million at June 30, 2002.  The reduction is the result of operating efficiencies related to strategic initiatives implemented during 2002 and the Company’s focus on noninterest expense control.  Net occupancy increased $326,000 or 4.0% from $8.1 million during the three-month period ended June 30, 2002 to $8.4 million for the three-month period ended June 30, 2003.  This increase reflects increased depreciation expense as a result of equipment purchases associated with the Company’s initiatives related to improving delivery channels. Company-obligated mandatorily redeemable preferred security expense decreased $493,000, or 17.0% to $2.4 million at June 30, 2003, from $2.9 million at June 30, 2002.  This decrease is attributed to a reduction in expense associated with the issuance of the 7.60% junior subordinated debentures issued in March 2003, which bear a lower rate than the 8.20% junior subordinated debentures which were redeemed with the proceeds.

Noninterest expense for the six months ended June 30, 2003 was $107.9 million, a decrease of $934,000, or 0.9%, from the level of $108.8 million during the 2002 period.   The decrease was principally due to the $1.6 million decrease in salary and benefits, offset by the $1.0 million increase in net occupancy expense, both a result of operating efficiencies realized through the implementation of initiatives announced in prior years.  These decreases were partially offset by a $530,000 early payment penalty, paid during the second quarter of 2003, when the Company elected to pay off various Federal Home Loan Bank borrowings, which carried higher than market interest rates.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2003 was $9.2 million, a decrease of $842,000, or 8.4%, from the 2002 level of $10.1 million. The decrease was due principally to the decrease in pre-tax net income.  The effective tax rate for the three months ended June 30, 2003 was 32.60%, as compared to 33.65% for the three months ended June 30, 2002.

The provision for income taxes for the six months ended June 30, 2003 was $18.7 million, a decrease of $1.3 million, or 6.5%, from the 2002 level of $20.0 million.  The decrease was due primarily to the decrease in pre-tax net income.

Financial Condition

Loans

Total loans were $3.4 billion at June 30, 2003, a decrease of $152 million, or 4.2% from $3.6 billion at December 31, 2002.  The decrease reflects management’s continued reluctance to maintain loan volume at the expense of loan quality.  While the Company continues to seek quality loan opportunities, the current economic environment does not provide sufficient opportunities to re-deploy cash flow generated from existing loan repayments.  The Company continues to stress disciplined loan underwriting and strong credit administration.

The following table presents the Company’s balance of each major category of loans:

	June 30, 2003		December 31, 2002
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in Thousands)
Loan category:
Real estate	$1,567,732	45.7%	$1,568,710	43.8%
Real estate construction	368,914	10.8%	439,536	12.3%
Commercial	656,350	19.2%	723,530	20.2%
Consumer and other	640,769	18.7%	625,429	17.5%
Agricultural	192,137	5.6%	220,688	6.2%
Total loans	3,425,902	100.0%	3,577,893	100.0%
Less allowance for loan losses	(54,187)		(56,156)
Total	$3,371,715		$3,521,737

Nonperforming Assets

At June 30, 2003, nonperforming assets were $32.2 million, an increase of $3.3 million or 11.4% from the $28.9 million level at December 31, 2002. At June 30, 2003, nonperforming loans as a percent of total loans were .75%, up from the December 31, 2002 level of .64%.  The increase in nonperforming assets is attributed primarily to two credits, an agri-business credit and a construction contractor credit.  Based on a review of the loan portfolio, management believes this is not indicative of any systemic asset quality deterioration. OREO was $6.5 million at June 30, 2003, an increase of $499,000, or 8.3% from $6.0 million at December 31, 2002.  The increase in OREO was due principally to the addition of one commercial property carried at a fair value of $752,000.

Nonperforming assets of the Company are summarized in the following table:

(Dollars in thousands)	June 30,2003	December 31, 2002
Loans
Nonaccrual loans	$25,543	$22,728
Restructured loans	205	220

Nonperforming loans	25,748	22,948
Other real estate owned

	6,489

		5,990

Nonperforming assets	$32,237	$28,938
Loans 90 days or more past due but still accruing	$2,603	$4,258
Nonperforming loans as a percentage of total loans	.75%	.64%
Nonperforming assets as a percentage of total assets	.58%	.50%
Nonperforming assets as a percentage of loans and OREO	.94%	.81%

Allowance for Loan Losses

At June 30, 2003 the allowance for loan losses was $54.2 million, a decrease of $1.4 million from the June 30, 2002 balance of $55.6 million.  Net charge-offs during the three months ended June 30, 2003 were $4.2 million, an increase of $1.1 million or 35.5% from the $3.1 million during the three months ended June 30, 2002. The increase in net charge-offs was due principally to the partial charge-off of two specific credits, an agri-business loan and a construction contractor credit, which, based on a review of the loan portfolio, management believes is not indicative of systemic asset quality deterioration. While net charge-offs and nonperforming assets increased during the second quarter of 2003, management believes the current allowance for loan losses is appropriate based on management’s assessment of potential losses within the remaining nonperforming asset portfolio and the reduction in total loans outstanding.

At June 30, 2003, the allowance for loan losses as a percentage of total loans was 1.58%, an increase from the June 30, 2002 level of 1.52%.

The following table sets forth the Company’s allowance for loan losses:

	June 30,
(Dollars in thousands)	2003	2002
Balance at beginning of period	$54,895	$55,401
Charge-offs:
Real estate	309	637
Real estate construction	17	47
Commercial	1,782	1,781
Consumer and other	2,315	2,290
Agricultural

	1,288	103

Total charge-offs	5,711	4,858

Recoveries:
Real estate	35	54
Real estate construction	—	4
Commercial	326	37
Consumer and other	1,153	1,570
Agricultural	2	47

Total recoveries	1,516	1,712
Net charge-offs	4,195	3,146
Provision charged to operations	3,487	3,297

Balance at end of period	$54,187	$55,552
Allowance as a percentage of total loans	1.58%	1.52%
Annualized net charge-offs to average loans outstanding	0.49%	0.34%

Total Loans	$3,425,902	$3,652,749
Average Loans	3,456,376	3,664,634

Investments

The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.7 billion at June 30, 2003, a decrease of $82 million or 4.7% from $1.8 billion at December 31, 2002.  At June 30, 2003, the investment portfolio represented 29.9% of total assets, compared with 30.1% at December 31, 2002.  In addition to investment securities, the Company had investments in interest-bearing deposits of $5.4 million at June 30, 2003, an increase of $777,000, or 16.8% from $4.6 million at December 31, 2002.

Deposits

Total deposits were $4.5 billion at June 30, 2003, a decrease of $209 million, or 4.5%, from $4.7 billion at December 31, 2002.  Noninterest-bearing deposits at June 30, 2003 were $462 million, a decrease of $9 million, or 2.0%, from $471 million at December 31, 2002.  The decrease in total deposits and noninterest bearing deposits was principally due to the continued low interest rate environment and the Company’s focus on maintaining interest bearing liabilities at interest rate levels which contribute to a strong net interest margin. The Company’s core deposits which are all deposits, excluding time accounts over $100,000, as a percent of total deposits were 87.6% and 85.6% as of June 30, 2003 and December 31, 2002, respectively.  Interest-bearing deposits were $4.0 billion at June 30, 2003, a decrease of $199,000 or 4.7% from $4.2 billion at December 31, 2002.

Borrowings

Short-term borrowings of the Company were $83.3 million as of June 30, 2003, an increase of $7 million, or 9.2%, from $76.3 million as of December 31, 2002.  The increase is due primarily to the fluctuation in the level of daily deposits and its impact on short-term liquidity, and reflects the Company’s strategy of funding short-term liquidity needs in the most cost-effective manner.

Long-term debt of the Company was $112.5 million as of June 30, 2003, a decrease of $15 million, or 11.8%, from the $127.5 million as of December 31, 2002.  The $15 million decrease is primarily the result of the Company repurchasing $10 million of its 7.30% Subordinated Notes issued in June 1997 and maturing June 30, 2004.  As a result, the Company was able to reduce its borrowing costs while maintaining capital adequacy.  The 7.30% Notes no longer qualify as Tier 2 Capital, as they mature in less than one year.

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

The liquidity ratio is one measure of a bank’s ability to meet its current obligations and is defined as the percentage of liquid assets to deposits. Liquid assets include cash and due from banks, unpledged investment securities with maturities of less than one year and federal funds sold. At June 30, 2003 and December 31, 2002, the liquidity ratio was 5.33% and 8.32%, respectively. The level of loans maturing within one year greatly add to the Company’s liquidity position. Including loans maturing within one year, the liquidity ratio was 23.94% and 27.94%, respectively, for the same periods.

The Company has revolving lines of credit with its primary lenders, which provide for borrowing up to $85 million. These lines would be utilized to finance stock repurchase activity, underwrite commercial paper, and fund other operating expenses. At June 30, 2003, the Company had $47 million in commercial paper outstanding, supported by the Company’s revolving line of credit.

The Company maintains available lines of federal funds borrowings at the Federal Reserve Bank of Minneapolis. The Company’s subsidiary bank has the ability to borrow an aggregate of $388 million in federal funds from eleven nonaffiliated financial institutions. At June 30, 2003, the Company had $85 million outstanding on these lines.

The Company also has a $263 million line of credit from the Federal Reserve under its new Primary Credit program, which permits financial institutions with collateralized lines of credit at the Federal Reserve to borrow funds on a short-term basis.  Funds are priced at a spread above the federal funds target rate and are available on an as needed basis.  At June 30, 2003, there was no balance owing on this line.

Additionally, the Company’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”) System. As part of membership, the Company’s subsidiary bank purchased a modest amount of stock of FHLB and obtained advance lines of credit which represent an aggregate of $451 million in additional funding capacity.  At June 30, 2003, the Company had $44 million outstanding on this line.

Subsequent to quarter end, the Company obtained another federal fund line with a nonaffiliated financial institution. This new line provides for additional overnight borrowing capacity of $25 million.

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

Based on the results of the simulation model as of June 30, 2003, management would expect net interest income to increase 0.81%, assuming a 100 basis point rate increase in market rates.  The increase in net interest income is attributable to a sharp decline in prepayment pressure and premium amortization expense as rates increase.  Assuming rates dropped 100 basis points, management would expect net interest income to decline 4.35%.  This decline exceeds the ALCO guidelines of 1.40%. Under this declining rate scenario, because of projected security prepayments and the assumed floor on transaction account pricing, assets reprice faster than liabilities.

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

Based on the model results from June 30, 2003, management would expect equity fair value to decline 3.88% assuming a 100 basis point increase in rates.  This exposure is within the ALCO established guidelines of 10.00%.  Assuming rates declined 100 basis points, the model projects a decline in equity fair value of 2.51%.  This exposure is also within the ALCO established policy guidelines of 10.00%.

The Company does not engage in the speculative use of derivative financial instruments.

Capital Management

Shareholders’ equity was $382 million at June 30, 2003, an increase of $4 million, or 1.1% from $378 million at December 31, 2002.  Unrealized gain on available-for-sale securities, net of taxes, decreased $3.5 million, or 14.9% from $23.8 million at December 31, 2002 to $20.3 million at June 30, 2003.  At June 30, 2003, the Company’s Tier 1 capital, total risk-based capital and leverage ratios were 9.77%, 11.63%, and 6.98%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases).  Ratios of 6%, 10%, and 5%, respectively, are generally regarded as well capitalized ratios.  At June 30, 2003, the Company had risk-weighted assets of $4.0 billion.  The June 30, 2003 capital ratios include both the $60 million 7.60% Junior Subordinated Debentures issued March 4, 2003 and the $60 million 8.125% Junior Subordinated Debentures issued March 27, 2002.  Capital and leverage ratios remain substantially within minimum regulatory capital limits for a well-capitalized institution.

On March 4, 2003, the Company issued $60 million in 7.60% Cumulative Capital Securities, through CFB Capital IV, a statutory trust subsidiary organized in February 2003.  All $60 million of the capital securities qualify as Tier I Capital for regulatory capital calculation purposes.  The proceeds from the offering were used on April 4, 2003 to redeem the $60 million of 8.20% junior subordinated debentures that were issued in December 1997.  The Company has unconditionally guaranteed the obligations of CFB Capital IV under the 7.60% cumulative capital securities.

Stock Repurchases

During the second quarter of 2003, the Company repurchased 357,000 shares of its common stock at prices ranging from $26.30 to $28.29. On April 24, 2003, the Company announced that the Board of Directors approved an additional common stock repurchase authorization wherein the Company may repurchase up to an additional 3 million shares of its common stock outstanding.  The shares will be repurchased primarily on the open market, with timing dependent on market condition and any pending acquisitions.  The Company has 3,402,000 shares that remain authorized for repurchase under existing authorizations.  Since the first quarter of 2000, the Company has repurchased a total of 13.4 million shares of its common stock, which represents approximately 27% of the shares outstanding.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments

Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into various business arrangements wherein it may be required by the terms of the arrangement to guarantee or invest additional capital as a result of investment opportunities and financial performance.

Mortgage Loan Joint Venture:  The Company, through its subsidiary bank, and Wells Fargo & Company formed a joint venture mortgage company for the purpose of providing mortgage origination, documentation, servicing process and support for substantially all the residential mortgage business of the Company.  The Company has 50% ownership and 50% voting rights over the affairs of the joint venture and accordingly records its investment and its continuing share of the income or loss of the joint venture under the equity method of accounting.  As a 50% holder of the joint venture, the Company may be required to increase its investment in the joint venture in the event additional investment capital were required.  As of June 30, 2003, the Company’s investment in the joint venture totaled $476,000.

Federal Reserve Stock:  The Company’s affiliate bank is required by Federal banking regulations to be a member of the Federal Reserve System.  As a member of the Federal Reserve System, the Company may be required to maintain stock ownership in the Federal Reserve System in an amount equal to six percent of the affiliate bank’s paid-in capital and surplus.  The affiliate bank is required and currently has purchased an amount of common stock equal to three percent, or one-half the bank’s subscription amount.  At the discretion of the Federal Reserve System, the bank may be required to increase its investment to an amount equal to the full six percent of its total paid-in capital and surplus.  At June 30, 2003, the Company’s investment in the Federal Reserve System totaled $9.6 million.

Contractual Obligations and Other Commercial Commitments:

In the normal course of business, the Company arranges financing through entering into debt arrangements with various creditors for the purpose of financing specific assets or providing a funding source.   The contract or notional amounts of these financing arrangements at June 30, 2003, as well as the maturity of these commitments are (in thousands):

	Payment Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long Term Debt	$112,500	$19,500	$58,000	$31,000	$4,000
Capital Lease Obligations	6,854	1,356	3,081	2,263	154
Operating Leases	7,140	2,319	1,568	1,098	2,155

Total Contractual Obligations	$126,494	$23,175	$62,649	$34,361	$6,309

Long Term Debt:  At June 30, 2003, the Company had long term debt outstanding of $112.5 million.    Long-term debt includes $50 million of unsecured subordinated notes payable, bearing interest at a rate of 7.30%, payable semi-annually, that mature June 30, 2004.  The subordinated notes, whose terms include certain covenants pertaining to regulatory compliance, financial performance, timely reporting, failure to pay principal at maturity, failure to make scheduled payments, and bankruptcy, insolvency or reorganization of the Company, may not be paid early. The subsidiary bank had Federal Home Loan Bank advances totaling $37.5 million outstanding at June 30, 2003.  Also at June 30, 2003, the subsidiary bank had a $25 million unsecured subordinated term note payable to a non-affiliated bank, with a maturity date of December 22, 2007.  The subsidiary bank note payable is subject to covenants that include, remaining in compliance with all regulatory agency requirements, providing timely financial information and providing access to certain Company records.

Capital Lease Obligations:  The Company frequently acquires the rights to equipment used in the operation of the Company by entering into long-term capital leases.  At June 30, 2003, the Company was liable for the payment of lease schedules associated with the acquisition of equipment and premises totaling $5,759,000, exclusive of finance charges.  The effect of capital leases recorded at June 30, 2003 are summarized in the table above.

Operating Leases:  In the normal course of business the Company enters into operating lease arrangements for the use of premises and equipment.  Operating leases include rental agreements with tenants providing facilities through which the Company delivers its products and services.

Company-Obligated Mandatorily Redeemable Preferred Securities:  At June 30, 2003, the Company has unconditionally guaranteed the obligation of CFB Capital IV, under the $60, million, 7.60% Cumulative Capital Securities issued March 4, 2003, and the obligation of CFB Capital III, under the $60 million, 8.125% Cumulative Capital Securities issued March 27, 2002. The $60 million Capital IV securities, which mature March 15, 2033 may be redeemed any time on or after March 15, 2008.  The $60 million Capital III securities, which mature April 15, 2032 may be redeemed any time on or after April 15, 2007.

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk. These transactions enable customers to meet their financing needs. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at June 30, 2003, as well as the maturity of these commitment are (in thousands):

	Amount of commitment expiring per period
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Commitments to Extend Credit	$642,005	$424,178	$44,039	$26,093	$147,695
Standby Letters of Credit	23,044	19,524	2,549	209	762
Commercial Letters of Credit	10,371	9,841	380	90	60

Total Commercial Commitments	$675,420	$453,543	$46,968	$26,392	$148,517

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:  risk of loans and investments, including dependence on local economic conditions; competition for the company’s customers from other providers of financial services; possible adverse effects of changes in interest rates; balance sheet and critical ratio risks related to the share repurchase program; risks related to the company’s acquisition and market extension strategy, including risks of adversely changing results of operations and factors affecting the company’s ability to consummate further acquisitions or extend its market, and other risks detailed in the company’s filings with the Securities and Exchange Commission including the risks identified in the Company’s Form 10-K filed with the Commission on March 19, 2003, all of which are difficult to predict and many of which are beyond the control of the company.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2002 in the Company’s Form 10-K and Annual Report.

Item 4.  Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls.  As of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (the “Disclosure Controls”), and its “internal controls and procedures for financial reporting” (the “Internal Controls”).  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Rules adopted by the Securities and Exchange Commission (the “SEC” or “Commission”) require that in this section of this quarterly report, we present the conclusions of the CEO and the CFO about the effectiveness of the Company’s Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Scope of the Controls Evaluation.  The CEO/CFO evaluation of Disclosure Controls and Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this quarterly report.  In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation will be done on a quarterly and annual basis so that the conclusions concerning controls effectiveness can be reported in the Company’s quarterly reports on Form 10-Q and in the Company’s Annual Report on Form 10-K.  Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in the Company and by the Company’s independent auditors in connection with their audit and review activities.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

Conclusions.  The Company’s CEO and CFO have reviewed the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2003.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

There were no significant changes in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting, including any corrected actions with regard to significant deficiencies and material weaknesses.

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

Item 3.            Defaults upon Senior Securities:

None.

Item 4.            Submission of Matters to a Vote of Security Holders:

The Company held its Annual Meeting of Shareholders on April 22, 2002.  The shareholders took the following actions:

(i)                         The shareholders elected ten directors to hold office until the next Annual Meeting of Shareholders or until their successors are elected.  The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees.

	Votes For	Votes Withheld
Mark A. Anderson	34,945,197	228,640
Patrick Delaney	34,877,454	296,384
John H. Flittie	29,668,170	5,505,667
Thomas Gallagher	29,565,605	5,608,232
Darrell G. Knudson	34,202,398	971,439
Dennis M. Mathisen	34,985,028	188,809
Rahn Porter	29,564,468	5,609,369
Marilyn Seymann	34,196,195	977,642
Harvey L. Wollman	29,485,829	5,688,008
Lauris N. Molbert	29,526,110	5,647,727

(ii)                      The shareholders ratified and approved the adoption of certain amendments to the 1996 Stock Option Plan.  29,229,246 votes were cast for the resolution; 5,412,970 were cast against the resolution.

(iii)                   The shareholders ratified and approved the election of Ernst & Young LLP as the independent public accountants for the Company for the current fiscal year.  26,694,050 votes were cast for the resolution; 8,436,106 votes were cast against the resolution.

Item 5.            Other Information:

At their August 5, 2003 meeting, the Company’s Board of Directors named two additional members to the Board of Directors, Dawn R. Elm and Karen M. Meyer.  Elm is Professor of Management at the University of St. Thomas in St. Paul, Minnesota.  Meyer is vice president of administration at The Toro Company in Bloomington, Minnesota.

Item 6.            Exhibits and Reports on Form 8-K:

(a)	Exhibits:

	31.1	Certification pursuant to 13a-14 and 15-d-14 of the Exchange Act.

	31.2	Certification pursuant to 13a-14 and 15-d-14 of the Exchange Act.

	32	Certification pursuant to 18 U.S.C. § 1350.

	99	Statement re computation of ratios.

(b)	Reports on Form 8-K:

On March 6, 2003, the Company filed a Form 8-K related to the offering of 7.60% Cumulative Capital Securities of CFB Capital IV, and the redemption of 8.20% Cumulative Capital Securities of CFB Capital II.

In addition during the quarter, the Company furnished to the Commission the following reports on Form 8-K under Item 12.

On April 17, 2003, the Company filed a Form 8-K related to a press release dated April 17, 2003 announcing the Company’s results for the quarter ended March 31, 2003.

On June 4, 2003, the Company filed a Form 8-K related to a slide presentation that the Company’s Chief Executive Officer and Executive Vice President delivered in Chicago, Illinois at conferences sponsored by Howe Barnes and Keefe, Bruyette & Woods, Inc. on June 4 and June 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.

Date: August 8, 2003	/s/ Mark A. Anderson
Mark A. Anderson
President and Chief Executive Officer

Date: August 8, 2003	/s/ Craig A. Weiss
Craig A. Weiss
Chief Financial Officer