Form 10-Q
period 2003-09-30
COMMUNITY FIRST BANKSHARES INC
filed 2003-11-13
CIK 857593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At November 7, 2003, 37,532,466 shares of Common Stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$228,452	$242,887
Interest-bearing deposits	4,501	4,613
Available-for-sale securities	1,549,792	1,672,445
Held-to-maturity securities (fair value: 9/30/03 - $82,591, 12/31/02 - $80,165)	82,591	80,165
Loans	3,358,152	3,577,893
Less: Allowance for loan losses	(53,999)	(56,156)
Net loans	3,304,153	3,521,737
Bank premises and equipment, net	132,533	132,122
Accrued interest receivable	33,718	34,863
Goodwill	63,448	62,903
Other intangible assets	30,466	32,577
Other assets	53,804	42,858
Total assets	$5,483,458	$5,827,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$441,139	$470,900
Interest-bearing:
Savings and NOW accounts	2,474,429	2,424,943
Time accounts over $100,000	510,445	670,187
Other time accounts	944,080	1,103,716
Total deposits	4,370,093	4,669,746
Federal funds purchased and securities sold under agreements to repurchase	442,794	377,230
Other short-term borrowings	30,477	76,260
Long-term debt	100,500	127,500
Accrued interest payable	13,097	18,987
Other liabilities	40,388	58,998
Total liabilities	4,997,349	5,328,721
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	120,000	120,000
Shareholders’ equity:
Common stock, par value $.01 per share:
Authorized Shares – 80,000,000
Issued Shares – 51,021,896	510	510
Capital surplus	193,516	193,887
Retained earnings	423,043	393,550
Unrealized gain on available-for-sale securities, net of tax	11,426	23,826
Less cost of common stock in treasury - September 30, 2003 – 13,298,505 shares December 31, 2002 – 12,343,096 shares	(262,386)	(233,324)
Total shareholders’ equity	366,109	378,449
Total liabilities and shareholders’ equity	$5,483,458	$5,827,170

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans	$59,774	$69,514	$184,394	$209,994
Investment securities	15,983	19,517	54,141	61,416
Interest-bearing deposits	12	13	40	31
Federal funds sold and resale agreements	2	65	3	92
Total interest income	75,771	89,109	238,578	271,533
Interest expense:
Deposits	11,060	18,114	38,429	58,272
Short-term and other borrowings	1,067	1,550	3,905	4,957
Long-term debt	1,671	2,017	5,316	5,994
Total interest expense	13,798	21,681	47,650	69,223
Net interest income	61,973	67,428	190,928	202,310
Provision for loan losses	3,403	3,352	10,377	9,964
Net interest income after provision for loan losses	58,570	64,076	180,551	192,346
Noninterest income:
Service charges on deposit accounts	11,061	10,344	30,440	30,098
Insurance commissions	4,080	3,758	11,525	10,365
Fees from fiduciary activities	1,186	1,272	3,913	4,101
Security sales commissions	2,048	1,827	6,409	7,417
Net gain (loss) on sales of available-for-sale securities	444	56	2,703	(115)
Other	4,783	3,628	11,677	8,650
Total noninterest income	23,602	20,885	66,667	60,516
Noninterest expense:
Salaries and employee benefits	28,665	28,105	84,825	85,864
Net occupancy	8,206	8,671	25,249	24,654
FDIC insurance	179	194	555	611
Legal and accounting	646	781	1,932	2,433
Other professional services	1,052	943	3,158	2,850
Advertising	1,141	1,077	3,094	3,070
Telephone	1,408	1,340	4,562	4,298
Data processing	1,630	1,853	5,208	5,422
Company-obligated mandatorily redeemable preferred securities of subsidiary trust	2,359	2,450	7,549	7,957
Amortization of intangibles	844	833	2,515	2,487
Other	8,793	8,124	24,152	23,535
Total noninterest expense	54,923	54,371	162,799	163,181

Income before income taxes	27,249	30,590	84,419	89,681
Provision for income taxes	8,908	10,221	27,591	30,194
Net income	$18,341	$20,369	$56,828	$59,487

See accompanying notes.

(Dollars in thousands, except per share data) (Unaudited)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Earnings per common and common equivalent share:
Basic net income	$0.48	$0.52	$1.48	$1.50
Diluted net income	$0.48	$0.51	$1.46	$1.47

Average common shares outstanding:
Basic	37,936,390	39,424,624	38,300,486	39,724,971
Diluted	38,462,034	40,073,077	38,831,640	40,409,350

Dividends per share	$0.23	$0.21	$0.67	$0.59

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands) (Unaudited)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Net income	$18,341	$20,369	$56,828	$59,487
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(8,592)	8,404	(10,778)	18,931
Less: Reclassification adjustment for (gains) losses included in net income	(266)	(34)	(1,622)	69
Other comprehensive income	(8,858)	8,370	(12,400)	19,000
Comprehensive income	$9,483	$28,739	$44,428	$78,487

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$56,828	$59,487
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,377	9,964
Depreciation	12,959	10,708
Amortization of intangibles	2,515	2,487
Net amortization of premiums (discounts) on securities	6,696	1,208
Decrease (increase) in interest receivable	1,145	(452)
Decrease in interest payable	(5,890)	(10,560)
Other - net	(22,377)	4,171
Net cash provided by operating activities	62,253	77,013

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits	112	(2,471)
Purchases of available-for-sale securities	(1,088,689)	(809,359)
Maturities of available-for-sale securities	982,439	838,998
Sales of available-for-sale securities, net of gains	201,679	54,886
Purchases of held-to-maturity securities	(2,426)	(2,517)
Net decrease in loans	207,207	80,710
Net increase in bank premises and equipment	(13,370)	(13,017)
Net cash provided by investing activities	286,952	147,230

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	19,725	(51,224)
Net decrease in time accounts	(319,378)	(58,837)
Net increase (decrease) in short-term & other borrowings	19,781	(54,846)
Net decrease in long-term debt	(27,000)	(341)
Net cost of redemption of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	(1,007)	(1,118)
Purchase of common stock held in treasury	(35,537)	(32,972)
Sale of common stock held in treasury	5,419	4,719
Common stock dividends paid	(25,643)	(23,445)
Net cash used in financing activities	(363,640)	(218,064)
Net (decrease) increase in cash and cash equivalents	(14,435)	6,179
Cash and cash equivalents at beginning of period	242,887	248,260
Cash and cash equivalents at end of period	$228,452	$254,439

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the “Company”), its wholly-owned data processing, credit origination and insurance agency subsidiaries, and its wholly-owned subsidiary bank, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.

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

Note B – ACQUISITIONS

Through its insurance subsidiary, the Company completed the purchase of three insurance agencies during the second quarter.  These included the June 2, 2003 purchase of the Larry Levitt Insurance Agency, located in Rock Springs, Wyoming; the May 1, 2003 purchase of Kraft Insurance Services, Inc. an insurance agency in Grand Junction, Colorado; and the April 1, 2003 purchase of Carr Agency, an insurance agency in Thornton, Colorado.  At the time of the transactions, the three agencies combined had approximately $760,000 in annual commission revenue.

Note C - ACCOUNTING CHANGES

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45,  (“FIN 45”) Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value and applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying condition that is related to an asset, liability or equity security of the guaranteed party. Examples of contracts meeting these characteristics include standby and performance letters of credit. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified subsequent to December 31, 2002. FIN 45 also expands the disclosures to be made by guarantors, effective as of December 31, 2002, to include the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligation under the guarantee. Significant guarantees that have been entered into by the Company are disclosed in Note H, Financial Instruments with Off-Balance Sheet Risk and Note I, Guarantees of Indebtedness of Others.  The adoption of FIN 45 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statement, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The recognition and measurement provisions of this Interpretation are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, until the end of the first interim or annual reporting period beginning after December 15, 2003.  Previously, the FASB had announced the effective date for existing variable interest entities as being on the first interim or annual reporting period beginning after June 15, 2003, but delayed the effective date to provide further guidance.  The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002.  The Company will adopt the accounting provisions of FIN 46 for existing variable interest entities on October 1, 2003.  At this time, management believes adoption of FIN 46 with regard to existing variable interest entities will not have a material effect on the Company’s financial statements. The Company has determined that the provisions of FIN 46 may require de-consolidation of the subsidiary trusts, which issued Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”).  Prior to the adoption of FIN 46, the Company consolidated the trusts and the balance sheet included the Trust Preferred Securities of the trusts.  Upon adoption of the accounting provisions of FIN 46, the trusts may be de-consolidated and the junior subordinated debentures of the Company owned by the trusts would be reflected in the statement of financial conditions.  The Trust Preferred Securities currently qualify as Tier 1 capital of the Company for regulatory capital purposes.  The banking regulatory agencies have not issued any guidance that would change the capital treatment for Trust Preferred Securities based on the impact of the adoption of FIN 46.

In December 2002, the FASB issued Statement No. 148 (“FAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the disclosure provisions of FAS 148 effective March 31, 2003.

In May 2003, the FASB issued Statement No. 150 (“FAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities.  FAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  However, in November 2003, the FASB announced that the provisions as they relate to certain mandatorily redeemable securities (including the Company’s Trust Preferred Securities) were delayed indefinitely. The banking regulatory agencies have not issued any guidance that would change the capital treatment of the Trust Preferred Securities based on the impact, if any, of the adoption of FAS 150.

Note D – SUBSEQUENT EVENTS

On October 1, 2003, the Company, through its insurance subsidiary, completed the purchase of the Summit Insurance Group, located in Frisco, Colorado, with offices in Leadville and Vail, Colorado.  At the time of the transaction, the agency had approximately $400,000 in annual commission revenue.

Note E – STOCK BASED COMPENSATION

At September 30, 2003, the Company had one stock-based employee compensation plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation expense is reflected in net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)		2003	2002	2003	2002
Net income, as reported		$18,341	$20,369	$56,828	$59,487
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	(620)	(972)	(2,187)	(2,234)

Pro forma net income		$17,721	$19,397	$54,641	$57,253

Earnings per share:
Basic – as reported		$0.48	$0.52	$1.48	$1.50
Basic – pro forma		$0.47	$0.49	$1.43	$1.44

Diluted – as reported		$0.48	$0.51	$1.46	$1.47
Diluted – pro forma		$0.46	$0.48	$1.41	$1.42

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

The following weighted-average assumptions were used in the valuation model:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Risk free interest rate	2.85% to 3.79%	3.61%	2.23% to 3.79%	3.61%
Dividend yield	3.23%	3.17%	3.23% to 3.44%	3.17%
Price volatility	.253	.265	.253 to .257	.265
Expected life (years)	7.5	7.5	7.5	7.5

Note F- INVESTMENTS

The following is a summary of available-for-sale and held-to-maturity securities at September 30, 2003 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury	$37,555	$496	$13	$38,038
United States Government agencies	327,241	3,251	2,552	327,940
Mortgage-backed securities	1,029,796	15,632	2,409	1,043,019
Collateralized mortgage obligations	2,114	21	—	2,135
State and political securities	59,559	2,586	1	62,144
Other securities	74,609	2,565	658	76,516
	$1,530,874	$24,551	$5,633	$1,549,792

	Held-to-Maturity Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other securities	$82,591	$—	$—	$82,591
	$82,591	$—	$—	$82,591

Proceeds from the sale of available-for-sale securities during the three months ended September 30, 2003 and 2002 were $25,792,000 and $46,895,000, respectively.  Gross gains of $444,000 and $1,531,000 were realized on sales during the three months ended September 30, 2003 and 2002, respectively.  Gross losses of $0 and $1,475,000 were realized on sales during the three months ended September 30, 2003 and 2002, respectively.  Gains and losses on disposition of these securities were computed using the specific identification method.

Note G - LOANS

The composition of the loan portfolio at September 30, 2003 was as follows (in thousands):

Real estate	$1,568,259
Real estate construction	333,577
Commercial	611,791
Consumer and other	661,947
Agriculture	182,578
3,358,152
Less allowance for loan losses	(53,999)
Net loans	$3,304,153

Note H - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk.  These financial instruments include commitments to extend credit and letters of credit.  Since the conditions requiring the Company to fund letters of credit may not occur and since customers may not utilize the total loan commitments, the Company expects its liquidity requirements to be less than the outstanding commitments.  The contract or notional amounts of these financial instruments at September 30, 2003 were as follows (in thousands):

Commitments to extend credit	$759,543
Standby and commercial letters of credit	31,721

Note I – GUARANTEES OF INDEBTEDNESS OF OTHERS

Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at September 30, 2003, is approximately $24 million with a weighted average term of approximately 11 months. The fair value of standby letters of credit is not material to the Company’s financial statements.

Note J- SUBORDINATED NOTES

Long-term debt at September 30, 2003 included $50 million of 7.30% Subordinated Notes issued in June 1997. These notes are due June 30, 2004, with interest payable semi-annually. At September 30, 2003, the subsidiary bank had a $25 million unsecured subordinated term note, maturing on December 22, 2007.  The subsidiary bank note bears an interest rate of LIBOR, plus 140 basis points.

Note K - INCOME TAXES

The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

For the nine months ended, September 30, 2003
35% of pretax income	$29,547
State income tax, net of federal tax benefit	1,590
Tax-exempt interest	(2,647)
Other	(899)
Provision for income taxes	$27,591

Note L – TRUST PREFERRED SECURITIES

On March 4, 2003, the Company issued $60 million of 7.60% Cumulative Capital Securities, through CFB Capital IV, a Delaware statutory trust subsidiary organized in February 2003.  The proceeds of the offering were invested by CFB Capital IV in Junior Subordinated Debentures of the Company.  The Company used the net proceeds to redeem on April 4, 2003, all of the 8.20% Junior Subordinated Debentures that it issued in 1997, thereby triggering the redemption of all 2,400,000 of the 8.20% Cumulative Capital Securities issued by CFB II, a Delaware statutory trust.  The new debentures will mature not earlier than March 15, 2008, and not later than March 15, 2033.  At September 30, 2003, $120 million in capital securities qualified as Tier I capital under capital guidelines of the Federal Reserve.  Refer to Note C - Accounting Changes for a discussion of FIN 46 and FAS 150 and their potential impact on the recording and reporting of these securities on the Company’s financial statements.

Note M - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30 (in thousands)	2003	2002
Unrealized (loss) gain on available-for-sale securities	$(20,528)	$31,456

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion of the Company’s financial condition as of September 30, 2003 and December 31, 2002, and its results of operations for the nine-month periods ended September 30, 2003 and 2002.

Strategic Initiatives

During 2002 and 2003, the Company has continued to implement a series of strategic initiatives that it announced in 2001 that are designed to improve customer service and strengthen its position as a provider of diversified financial services. These initiatives included a redefinition of the Company’s delivery model and the sale or closure of selected banking offices.

Under the redesigned delivery structure, the Company is implementing a centralized consumer credit process, which, when fully operational, will offer a complete range of decision, origination, documentation and collection services to all Company offices through a Fargo, North Dakota, location. As of September 30, 2003, all indirect consumer underwriting, administration, documentation and collection have been centralized.  Centralization of the underwriting, administration, documentation and collection of direct consumer loans, as well as documentation of commercial and agricultural loans, are expected to be completed by the second quarter of 2004, at which time the centralized delivery initiative will be completed.

The Company also has recently initiated a strategy, which consists of a market extension model, wherein the Company intends to open additional offices in selected areas of the Company’s current geographic footprint that the Company believes are growth or emerging growth markets.  Additional offices are expected to be within the 12-state area within which the Company currently operates.  Services provided at the new locations will be determined by the opportunities identified in that area, and may include business, retail, investment sales, insurance products, mortgage products and wealth management.  During the third quarter, the Company announced its initial three market extension locations in the metropolitan Minneapolis/St. Paul market.  The addition of these three offices is not expected to have a material impact on the Company’s financial condition or results of operation during 2003 and 2004.  The Company has announced that it plans to open 30 new offices by 2007.

The Company announced the transition of 16 Regional Financial Centers to Community Financial Centers. Regional Financial Centers offer a broad mix of business and retail activity, while Community Financial Centers maintain a retail focus. Transitioning branches into the Community Financial Center model is consistent with the Company’s long-term strategic plan to specifically address the client needs of its individual markets through highly targeted service offerings.  The Company expects to complete these transitions in early 2004.

The Company continues to focus on insurance agency acquisitions and the commitment to providing insurance in each of its markets.  During the second quarter, through its insurance subsidiary, the Company completed the purchase of three insurance agencies, which at the time of acquisition had a combined annual commission revenue of approximately $760,000.  Acquisitions included the June 2, 2003 purchase of an agency located in Rock Springs, Wyoming, the May 1, 2003 purchase of an agency in Grand Junction, Colorado and the April 1, 2003 purchase of a Thornton, Colorado agency.  In addition, on October 1, 2003 the Company, through its insurance subsidiary completed the purchase of an insurance agency in Frisco, Colorado, with offices in Leadville and Vail, Colorado.  At the time of acquisition, the agency had annual commission revenue of approximately $400,000.

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

The Company also believes the estimation of its income tax liability is a critical accounting policy that requires significant judgment and estimates on the part of management.  The Company estimates its income tax liability based on an estimate of its current and deferred taxes, which are based on its estimates of taxable income.  The Company makes its estimate based on its interpretations of the existing income tax laws as they relate to the Company’s activities.  Such interpretations could differ from those of the taxing authorities. Periodically, the Company is examined by various federal and state tax authorities.  In the event management’s estimates and assumptions vary from the views of the taxing authorities, adjustments to the periodic tax accruals may be necessary.

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

Overview

For the three months ended September 30, 2003, net income was $18.3 million, a decrease of $2.1 million or 10.3% from the $20.4 million during the 2002 period.  Basic earnings per common share for the three months ended September 30, 2003 were $0.48, compared to $0.52 in the same period of 2002.  Diluted earnings per share for the three months ended September 30, 2003 were $0.48.

Return on average assets and return on common equity for the three months ended September 30, 2003 were 1.32% and 20.20%, respectively, as compared to the 2002 ratios of 1.45% and 21.83%.  The decrease in return on assets and return on equity is principally due to the decrease in net income.

For the nine months ended September 30, 2003, net income was $56.8 million, a decrease of $2.7 million or 4.5% from $59.5 million during the 2002 period.  Basic earnings per common share for the nine months ended September 30, 2003 were $1.48, compared to $1.50 in the same period in 2002.  Diluted earnings per share for the nine months ended September 30, 2003 were $1.46.  The decrease in earnings per share is due to the 4.5% decrease in net income, offset in part by the 3.9% decrease in the average shares outstanding.

Return on average assets and return on common equity for the nine months ended September 30, 2003 were 1.35% and 20.56%, respectively, as compared to the 2002 ratios of 1.42% and 22.04%.  The decrease in return on assets and return on equity is principally due to a decrease in net income.

Results of Operations

Net Interest Income

Net interest income for the three months ended September 30, 2003 was $61.8 million, a decrease of $5.6 million, or 8.3%, from the net interest income of $67.4 million earned during the 2002 period. The decrease was principally due to the combination of a $13.3 million reduction in interest income and a $7.9 million decrease in interest expense resulting from the continued low interest rate environment and a change in the earning asset mix. During the third quarter of 2003, loans comprised 68% of total average earning assets, down from 71% during the comparable period in 2002.  The decrease in the percentage of loans in the earning asset mix reflects the Company’s strategy of focusing on loan quality, rather than seeking to build loan volume that could possibly increase nonperforming assets in a challenging economic environment.  The net interest margin of 5.02% for the period ended September 30, 2003 was down from 5.38% for the 2002 period. The sluggish economy makes growth of the loan portfolio challenging.  The Company continues to stress disciplined loan underwriting and strong credit administration.  Record low interest rates, significant mortgage-backed security prepayments and fewer high yielding investment opportunities are expected to contribute to margin pressure.  If the Company continues to experience an increase in rates on the long end of the yield curve, net interest margin could begin to show greater stability as prepayments slow, premium amortization slows and cash flow is reinvested at higher rates.  A shift in earning asset mix, including increased loan demand, will be necessary for the Company to show any significant increase in net interest margin.  With current economic conditions, the Company expects minimal change in loan volume in the near term.

Net interest income for the nine months ended September 30, 2003 was $190.9 million, a decrease of $11.4 million, or 5.6%, from the net interest income of $202.3 million earned during the corresponding 2002 period. The decrease was principally due to the combination of a $33.0 million reduction in interest income and a $21.6 million decrease in interest expense resulting from a 32 basis point decrease in net interest margin, offset by a $6.4 million increase in average earning assets.  The net interest margin of 5.09% for the nine-month period ended September 30, 2003 was down from 5.41% for the corresponding 2002 period. The decrease in net interest margin for the nine-month period ended September 30, 2003, is principally due to economic conditions similar to those noted in the third quarter of 2003.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2003 was $3.4 million, a slight increase of $51,000, or 1.5%, from the $3.4 million provision during the 2002 period. Net charge-offs were $3.6 million or .42% (annualized) of average loans for the third quarter of 2003, compared to $2.8 million or .30% for the third quarter of 2002.  The third quarter 2003 increase in net-charge offs is attributed in part to the partial charge-off of two loans, which are classified as non-performing loans. Nonperforming assets at September 30, 2003 were $32.4 million, an increase of $6.5 million, or 25.1% from $25.9 million at September 30, 2002.  The increase in nonperforming assets is attributed primarily to a single agri-business credit.  Based upon the Company’s monthly review of its loan portfolio, management believes is not indicative of any systemic asset quality deterioration.  Nonperforming assets comprised .59 percent and .46 percent of total assets at September 30, 2003 and September 30, 2002, respectively.

The provision for loan losses for the nine months ended September 30, 2002 was $10.4 million, an increase of $413,000, or 4.1%, from the $10.0 million provision during the corresponding 2002 period.

Noninterest Income

Noninterest income for the three months ended September 30, 2003 was $23.6 million, an increase of $2.7 million, or 12.9%, from the 2002 level of $20.9 million. Insurance commissions, which continue to demonstrate strong growth, were $4.1 million for the 2003 quarter, an increase of $322,000 or 8.6% from the $3.8 million recorded in the 2002 quarter. Insurance commission growth is partially due to the addition of four agencies during 2002, which at the time of acquisition had estimated annual commission revenue of $1.1 million.  During the second quarter of 2003, the Company, through its insurance subsidiary, acquired two insurance agencies in Colorado and one in Wyoming that, at the time of acquisition, had approximately $763,000 in annual commission revenue.  Commissions on the sale of investment securities were $2.0 million for the quarter ended September 30, 2003 and an increase of $221,000, or 12.1% from $1.8 million for the quarter ended September 30, 2002. Service charges on deposit accounts increased $717,000 or 6.9%, to $11.1 million as of September 30, 2003, compared to $10.3 million during the 2002 period.  Other income increased $1.2 million or 33.3% from $3.6 million in 2002 to $4.8 million in 2003, principally as a result of a $1.2 million gain realized from de-mutualization distributions of participating insurance policies owned by the Company, which resulted from a corporate reorganization of the policy provider.  Noninterest income in the three-month period ended September 30, 2003, included an increase of $388,000 in net gains on the sale of investment securities, over the 2002 period.  The gains realized on the de-mutualization distribution offset approximately $834,000 of prepayment penalties incurred in the third quarter to prepay long-term Federal Home Loan bank advances and a modest portfolio restructuring to limit potential prepayment risk exposure.

Noninterest income for the nine months ended September 30, 2003 was $66.7 million, an increase of $6.2 million, or 10.2%, from the 2002 level of $60.5 million.  Other income increased $3.0 million, principally due to a $895,000 increase in premiums on the sale of SBA loans and the mortgage business of the Company’s joint venture.  Investment sales commissions decreased $1.0 million, or 13.6% from record levels recorded in the nine-month period ended September 30, 2002.  Insurance commissions increased $1.2 million or 11.2%, reflecting in part the acquisition of four agencies during 2002 and three agencies acquired in 2003.   The 2003 period included a $2.7 million gain on the sale of investment securities, compared to a $115,000 loss in the corresponding 2002 period.  The increase in gain on the sale of investment securities was in part due to the Company’s sale of selected mortgage-backed securities in an effort to mitigate investment portfolio prepayment risk.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2003 was $54.9 million, an increase of $552,000, or 1.0%, from the level of $54.4 million during the 2002 period. The increase is due to a $562,000, or 2.0% increase in salary and benefits from $28.1 million for the three months ended September 30, 2002 to $28.7 million for the three months ended September 30, 2003.

Noninterest expense for the nine months ended September 30, 2003 was $162.8 million, a decrease of $382,000, or 0.2%, from the level of $163.2 million during the 2002 period. Noninterest expense includes a $1.0 million decrease in salary and benefits, offset by the $595,000 increase in net occupancy expense reflects the results of operating efficiencies realized through the implementation of initiatives announced in prior years. The decrease in salary and benefits expense in part reflects the Company’s disciplined approach to staffing levels, while the increase in net occupancy reflects addition depreciation of fixed assets and software acquired to facilitate the Company’s centralized approach to delivering its products and services.  These items were partially offset by a $1.4 million early payment penalty that was paid during 2003, when the Company elected to pay off various Federal Home Loan Bank borrowings that carried higher than market interest rates.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2003 was $8.9 million, a decrease of $1.3 million, or 12.8%, from the 2002 level of $10.2 million. The decrease was due principally to the decrease in pre-tax net income.  The effective tax rate for the three months ended September 30, 2003 was 32.63%, as compared to 33.41% for the three months ended September 30, 2002.

The provision for income taxes for the nine months ended September 30, 2003 was $27.6 million, a decrease of $2.6 million, or 8.6%, from the 2002 level of $30.2 million.  The decrease was due primarily to the decrease in pre-tax net income.

Financial Condition

Loans

Total loans were $3.4 billion at September 30, 2003, a decrease of $220 million, or 6.1% from $3.6 billion at December 31, 2002.  The decrease reflects management’s continued reluctance to maintain loan volume at the expense of loan quality.  While the Company continues to seek quality loan opportunities, the current economic environment, in the Company’s judgment, does not provide sufficient opportunities to re-deploy cash flow generated from existing loan repayments.  The Company continues to stress disciplined loan underwriting and strong credit administration.  Loan volumes are below our targets due to pre-payments, aggressive competition and limited new quality loan opportunities throughout the marketplace.

While loan volume is down on both a linked-quarter and year-over-year basis, the Company continues to experience strong activity in select markets and loan segments, specifically indirect consumer and commercial real estate portfolios.  Some markets, especially southern California, New Mexico and selected Colorado and Wyoming, locations continue to witness strong commercial and single-family home activity.  The Company continues to approach real estate construction cautiously, and as a result, the construction and land development category at September 30, 2003 decreased  $120 million, or 26.4% since September 30, 2002. Modest growth in the consumer loan portfolio is due to an expanded network of automobile dealers served by the Company’s centralized indirect lending function.  While the Company expects seasonal moderation in indirect volume during fourth quarter, it anticipates continued growth in this portfolio.

The following table presents the Company’s balance of each major category of loans:

	September 30, 2003		December 31, 2002
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in Thousands )
Loan category:
Real estate	$1,568,259	46.8%	$1,568,710	43.8%
Real estate construction	333,577	9.9%	439,536	12.3%
Commercial	611,791	18.2%	723,530	20.2%
Consumer and other	661,947	19.7%	625,429	17.5%
Agricultural	182,578	5.4%	220,688	6.2%
Total loans	3,358,152	100.0%	3,577,893	100.0%
Less allowance for loan losses	(53,999)		(56,156)
Total	$3,304,153		$3,521,737

Nonperforming Assets

At September 30, 2003, nonperforming assets were $32.4 million, an increase of $3.5 million or 12.1% from the $28.9 million level at December 31, 2002. At September 30, 2003, nonperforming loans as a percent of total loans were .78%, up from the December 31, 2002 level of .64%.  The increase in nonperforming assets is attributed primarily to a single agri-business credit.  Based on a review of the loan portfolio, management believes this is not indicative of any systemic asset quality deterioration. OREO was $6.2 million at September 30, 2003, an increase of $246,000, or 4.1% from $6.0 million at December 31, 2002.

Nonperforming assets of the Company are summarized in the following table:

(Dollars in thousands)	September 30, 2003	December 31, 2002
Loans
Nonaccrual loans	$25,932	$22,728
Restructured loans	197	220
Nonperforming loans	26,129	22,948
Other real estate owned	6,236	5,990
Nonperforming assets	$32,365	$28,938
Loans 90 days or more past due but still accruing	$4,451	$4,258
Nonperforming loans as a percentage of total loans	.78%	.64%
Nonperforming assets as a percentage of total assets	.59%	.50%
Nonperforming assets as a percentage of loans and OREO	.96%	.81%

Allowance for Loan Losses

At September 30, 2003 the allowance for loan losses was $54.0 million, a decrease of $2.1 million from the September 30, 2002 balance of $56.1 million.  Net charge-offs during the three months ended September 30, 2003 were $3.6 million, an increase of $793,000 or 28.3% from the $2.8 million during the three months ended September 30, 2002. The increase in net charge-offs was due principally to the partial charge-off of two specific credits, an agri-business loan and a construction contractor credit, which, based on a review of the loan portfolio, management believes is not indicative of systemic asset quality deterioration. While net charge-offs and nonperforming assets increased during the third quarter of 2003, management believes the current allowance for loan losses is appropriate based on management’s assessment of potential losses within the remaining nonperforming asset portfolio and the reduction in total loans outstanding.

At September 30, 2003, the allowance for loan losses as a percentage of total loans was 1.61%, an increase from the September 30, 2002 level of 1.57%.

The following table sets forth the Company’s allowance for loan losses:

	September 30,
(Dollars in thousands)	2003	2002
Balance at beginning of period	$54,187	$55,552
Charge-offs:
Real estate	839	222
Real estate construction	(17)	—
Commercial	1,206	1,239
Consumer and other	2,526	3,166
Agricultural	548	54
Total charge-offs	5,102	4,681
Recoveries:
Real estate	91	99
Real estate construction	21	64
Commercial	177	304
Consumer and other	1,209	1,328
Agricultural	13	88
Total recoveries	1,511	1,883
Net charge-offs	3,591	2,798
Provision charged to operations	3,403	3,352
Balance at end of period	$53,999	$56,105
Allowance as a percentage of total loans	1.61%	1.54%
Annualized net charge-offs to average loans outstanding	0.42%	0.30%

Total Loans	$3,358,152	$3,647,133
Average Loans	3,410,868	3,648,884

Investments

The investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.6 billion at September 30, 2003, a decrease of $120 million or 6.9% from $1.8 billion at December 31, 2002.  At September 30, 2003, the investment portfolio represented 29.8% of total assets, compared with 30.1% at December 31, 2002.  In addition to investment securities, the Company had investments in interest-bearing deposits of $4.5 million at September 30, 2003, a decrease of $112,000, or 2.4% from $4.6 million at December 31, 2002.

Deposits

Total deposits were $4.4 billion at September 30, 2003, a decrease of $300 million, or 6.4%, from $4.7 billion at December 31, 2002.  Noninterest-bearing deposits at September 30, 2003 were $441 million, a decrease of $30.0 million, or 6.4%, from $471 million at December 31, 2002.  The decrease in total deposits and noninterest-bearing deposits was principally due to the continued low interest rate environment and the Company’s focus on maintaining interest bearing liabilities at interest rate levels which contribute to a strong net interest margin. The Company’s core deposits which are all deposits, excluding time accounts over $100,000, as a percent of total deposits were 88.3% and 85.6% as of September 30, 2003 and December 31, 2002, respectively.  Interest-bearing deposits were $3.9 billion at September 30, 2003, a decrease of $270 million or 6.4% from $4.2 billion at December 31, 2002.

Borrowings

Federal funds purchased and securities sold under agreements to repurchase of the Company were $442.8 million as of September 30, 2003, an increase of $65.6 million, or 17.4%, from $377.2 million as of December 31, 2002.  The increase is due primarily to the fluctuation in the level of daily deposits and the resulting impact on daily liquidity, and reflects the Company’s strategy of funding short-term liquidity needs in the most cost-effective manner.

Short-term borrowings of the Company were $30.5 million as of September 30, 2003, a decrease of $45.8 million, or 60.0%, from $76.3 million as of December 31, 2002.  The decrease, which is principally due to a $40 million FHLB advance that matured in January 2003, reflects the Company’s strategy of funding short-term liquidity needs in the most cost-effective manner.  Short-term borrowings include borrowing arrangements wherein the original maturity is less than one year, as well as previously classified long-term borrowings maturing within one year.

Long-term debt of the Company was $100.5 million as of September 30, 2003, a decrease of $27 million, or 21.2%, from the $127.5 million as of December 31, 2002. The Company repurchased $10 million of its 7.30% Subordinated Notes issued in June 1997.  The 7.30% Notes no longer qualify as Tier 2 Capital, as they mature in less than one year.

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

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. Because many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent the Company’s future liquidity requirements. These instruments are further described in Note H - Financial Instruments With Off-Balance Sheet Risk.

The liquidity ratio is one measure of a bank’s ability to meet its current obligations and is defined as the percentage of liquid assets to deposits. Liquid assets include cash and due from banks, unpledged investment securities with maturities of less than one year and federal funds sold. At September 30, 2003 and December 31, 2002, the liquidity ratio was 5.43% and 8.32%, respectively. The level of loans maturing within one year greatly add to the Company’s liquidity position. Including loans maturing within one year, the liquidity ratio was 22.44% and 27.94%, respectively, for the same periods.  The decrease in both liquidity ratios is principally due to the $120 million reduction in the investment portfolio, specifically the volume of unpledged investment securities maturing in less than one year.

The Company has revolving lines of credit with its primary lenders, which provide for borrowing up to $85 million. These lines could be utilized to finance stock repurchase activity, underwrite commercial paper and fund other operating expenses. At September 30, 2003, the Company had $22 million in commercial paper outstanding, supported by the Company’s revolving line of credit.

The Company maintains available lines of federal funds borrowings at the Federal Reserve Bank of Minneapolis. The Company’s subsidiary bank has the ability to borrow an aggregate of $417 million in federal funds from twelve nonaffiliated financial institutions. At September 30, 2003, the Company had $137 million outstanding on these lines.

The Company also has a $224 million line of credit from the Federal Reserve under its Primary Credit program, which permits financial institutions with collateralized lines of credit at the Federal Reserve to borrow funds on a short-term basis.  Funds are priced at a spread above the federal funds target rate and are available on an as needed basis.  At September 30, 2003, there was no balance owing on this line.

Additionally, the Company’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”) System. As part of membership, the Company’s subsidiary bank purchased a modest amount of stock of FHLB and obtained advance lines of credit that represent an aggregate of $367 million in additional funding capacity.  At September 30, 2003, the Company had $34 million outstanding on this line.

Subsequent to quarter end, the Company obtained another federal fund line with a nonaffiliated financial institution. This new line provides for additional overnight borrowing capacity of $100 million.

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

ALCO attempts to structure the Company’s balance sheet to provide for an approximately equal amount of rate-sensitive assets and rate-sensitive liabilities. In addition to facilitating liquidity needs, this strategy assists management in maintaining relative stability in net interest income despite unexpected fluctuations in interest rates. ALCO uses three methods for measuring and managing interest rate risk: Repricing Mismatch Analysis, Balance Sheet Simulation Modeling and Equity Fair Value Modeling.

Repricing Mismatch Analysis

Management performs a Repricing Mismatch Analysis (“Gap Analysis”) which represents a point in time net position of assets, liabilities and off-balance sheet instruments subject to repricing in specified time periods. Gap Analysis is performed quarterly.  However, management believes Gap Analysis alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets, liabilities and off-balance sheet instruments equally or simultaneously.

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

Based on the results of the simulation model as of September 30, 2003, management would expect net interest income to decrease 2.06%, assuming a 100 basis point increase in market rates.  The decrease in net interest income is attributable to the short duration of the Company’s liabilities relative to its assets under rising rates.  Assuming rates dropped 100 basis points, management would expect net interest income to decline 2.58%.  This decline exceeds the Company’s internal ALCO guidelines of 1.40%. Under this declining rate scenario, because of projected security prepayments and the assumed floor on transaction account pricing, assets reprice faster than liabilities.

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

In addition to earnings at risk, the simulation process is also used as a tool in liquidity and capital management.  Management models the impact of interest rate fluctuations on the anticipated cash flows from various financial instruments, ultimately measuring the impact that changing rates will have on the Company’s liquidity profile.  Management also reviews the implications of strategies that impact asset mix and capital levels, measuring several key regulatory capital ratios under various interest rate scenarios.

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

Based on the model results from September 30, 2003, management would expect equity fair value to decline 5.17% assuming a 100 basis point increase in rates.  This exposure is within the ALCO established guidelines of 10.00%.  Assuming rates declined 100 basis points, the model projects a decline in equity fair value of 0.07%.  This exposure is also within the ALCO established policy guidelines of 10.00%.

The Company does not engage in the speculative use of derivative financial instruments.

Capital Management

Shareholders’ equity was $366 million at September 30, 2003, a decrease of $12 million, or 3.2% from $378 million at December 31, 2002.  Unrealized gain on available-for-sale securities, net of taxes, decreased $12.4 million, or 52.1% from $23.8 million at December 31, 2002 to $11.4 million at September 30, 2003.  At September 30, 2003, the Company’s Tier 1 capital, total risk-based capital and leverage ratios were 9.57%, 11.35%, and 6.96%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases).  Ratios of 6%, 10%, and 5%, respectively, are generally regarded as well capitalized ratios.  At September 30, 2003, the Company had risk-weighted assets of $4.0 billion.  The September 30, 2003 capital ratios include both the $60 million 7.60% Junior Subordinated Debentures issued March 4, 2003 and the $60 million 8.125% Junior Subordinated Debentures issued March 27, 2002.  Capital and leverage ratios remain substantially within minimum regulatory capital limits for a well-capitalized institution.

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

Stock Repurchases

During the third quarter of 2003, the Company repurchased 612,000 shares of its common stock at prices ranging from $26.44 to $28.83. On April 24, 2003, the Company announced that the Board of Directors approved an additional common stock repurchase authorization wherein the Company may repurchase up to an additional 3 million shares of its common stock outstanding.  The shares will be repurchased primarily on the open market, with timing dependent on market condition and any pending acquisitions.  The Company has 2,790,000 shares that remain authorized for repurchase under existing authorizations.  Since the first quarter of 2000, the Company has repurchased a total of 14.0 million shares of its common stock, which represents approximately 28% of the shares that were outstanding as of March 2000.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments

Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into various business arrangements wherein it may be required by the terms of the arrangement to guarantee or invest additional capital as a result of investment opportunities and financial performance.

Mortgage Loan Joint Venture:  The Company, through its subsidiary bank, and Wells Fargo & Company formed a joint venture mortgage company for the purpose of providing mortgage origination, documentation, servicing process and support for substantially all the residential mortgage business of the Company.  The Company has 50% ownership and 50% voting rights over the affairs of the joint venture and accordingly records its investment and its continuing share of the income or loss of the joint venture under the equity method of accounting.  As a 50% holder of the joint venture, the Company may be required to increase its investment in the joint venture in the event additional investment capital were required.  As of September 30, 2003, the Company’s investment in the joint venture totaled $555,000.

Federal Reserve Stock:  The Company’s affiliate bank is required by Federal banking regulations to be a member of the Federal Reserve System.  As a member of the Federal Reserve System, the Company may be required to maintain stock ownership in the Federal Reserve System in an amount equal to six percent of the affiliate bank’s paid-in capital and surplus.  The affiliate bank is required and currently has purchased an amount of common stock equal to three percent, or one-half the bank’s subscription amount.  At the discretion of the Federal Reserve System, the bank may be required to increase its investment to an amount equal to the full six percent of its total paid-in capital and surplus.  At September 30, 2003, the Company’s investment in the Federal Reserve System totaled $9.6 million.

Contractual Obligations and Other Commercial Commitments:

In the normal course of business, the Company arranges financing through entering into debt arrangements with various creditors for the purpose of financing specific assets or providing a funding source.   The contract or notional amounts of these financing arrangements at September 30, 2003, as well as the maturity of these commitments are (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long Term Debt	$100,500	$59,500	$10,000	$29,000	$2,000
Capital Lease Obligations	6,484	1,356	3,081	1,921	126
Operating Leases	6,632	1,965	1,561	1,069	2,037

Total Contractual Obligations	$113,616	$62,821	$14,642	$31,990	$4,163

Long Term Debt:  At September 30, 2003, the Company had long term debt outstanding of $100.5 million. Long-term debt includes $50 million of unsecured subordinated notes payable, bearing interest at a rate of 7.30%, payable semi-annually, that mature June 30, 2004.  The subordinated notes, whose terms include certain covenants pertaining to regulatory compliance, financial performance, timely reporting, failure to pay principal at maturity, failure to make scheduled payments, and bankruptcy, insolvency or reorganization of the Company, may not be paid early. The subsidiary bank had Federal

Home Loan Bank advances totaling $25.5 million outstanding at September 30, 2003.  Also at September 30, 2003, the subsidiary bank had a $25 million unsecured subordinated term note payable to a non-affiliated bank, with a maturity date of December 22, 2007.  The subsidiary bank note payable is subject to covenants that include remaining in compliance with all regulatory agency requirements, providing timely financial information and providing access to certain Company records.  The Company believes it is in material compliance with all long-term debt covenants at September 30, 2003.

Capital Lease Obligations:  The Company frequently acquires the rights to equipment used in the operation of the Company by entering into long-term capital leases.  At September 30, 2003, the Company was liable for the payment of lease schedules associated with the acquisition of equipment and premises totaling $5,497,000, exclusive of finance charges.  The effect of capital leases recorded at September 30, 2003 is summarized in the table above.

Operating Leases:  In the normal course of business, the Company enters into operating lease arrangements for the use of premises and equipment.  Operating leases include rental agreements with tenants providing facilities through which the Company delivers its products and services.

Company-Obligated Mandatorily Redeemable Preferred Securities:  At September 30, 2003, the Company has unconditionally guaranteed the obligation of CFB Capital IV, under the $60, million, 7.60% Cumulative Capital Securities issued March 4, 2003, and the obligation of CFB Capital III, under the $60 million, 8.125% Cumulative Capital Securities issued March 27, 2002. The $60 million Capital IV securities, which mature March 15, 2033, may be redeemed any time on or after March 15, 2008.  The $60 million Capital III securities, which mature April 15, 2032, may be redeemed any time on or after April 15, 2007.

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk. These transactions enable customers to meet their financing needs. These financial instruments include commitments to extend credit and letters of credit. The contract or notional amounts of these financial instruments at September 30, 2003, as well as the maturity of these commitments are (in thousands):

	Amount of commitment expiring per period
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Commitments to Extend Credit	$759,543	$575,250	$52,296	$19,526	$112,471
Standby Letters of Credit	23,899	19,645	3,359	96	799
Commercial Letters of Credit	7,822	7,068	604	90	60

Total Commercial Commitments	$791,264	$601,963	$56,259	$19,712	$113,330

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

Item 4.  Controls and Procedures

The Company, with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934 is recorded and reported within the appropriate time periods.  Based upon that review, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective.  During the fiscal quarter covered by this report, there have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings:

None.

Item 2.	Changes in Securities:

None.

Item 3.	Defaults upon Senior Securities:

None.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 5.	Other Information:

On October 16, 2003, the Company announced its results of operations and financial condition for the third quarter, issued a press release, filed a current report on Form 8-K with the Commission with the earnings announcement as an exhibit and held a conference call with investors to discuss the third quarter results.  The Company adopted FAS 150 on July 1, 2003 and the financial information released on October 16, 2003 reflected the reclassification of the Company’s $120 million in trust preferred securities as liabilities in the statement of financial condition and the payments on such securities as interest expense.  In November 2003, the FASB announced that the provisions of FAS 150 as they relate to certain mandatorily redeemable securities (including the company’s trust preferred securities), were delayed indefinitely.  Based on this revised guidance, the Company did not include such securities in liabilities, and did not include the payments as interest expense, in this Form 10-Q.  There is no effect on the Company’s net income.  However, the Company’s total liabilities, noninterest expense, interest expense and net interest margin have been revised from the earnings announcement on October 16, 2003 in this Form 10-Q to reflect the change in accounting guidance.  The Company will issue a press release describing the change in accounting treatment from the earnings announcement to the 10-Q disclosures.

Item 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits:

		12.1	Statement re computation of ratios.

		31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15-d-14 of the Exchange Act)

		31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15-d-14 of the Exchange Act).

		32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

	(b)	Reports on Form 8-K:

During the quarter, the Company furnished to or filed with the Commission the following reports on Form 8-K.

On July 17, 2003, the Company filed a current report under Items 9 and 12 on Form 8-K related to a press release dated July 17, 2003 announcing the Company’s results for the quarter ended June 30, 2003.

On August 25, 2003, the Company filed a current report under Item 11 on Form 8-K related to the notification sent to its directors and executive officers subject to Section 16 of the Securities Exchange Act of 1934, informing them of a blackout period under the Company’s 401(k) Retirement Plan.

On August 27, 2003, the Company filed a current report under Item 11 on Form 8-K related to the revised notification sent to its directors and executive officers subject to Section 16 of the Securities Exchange Act of 1934, informing them of a blackout period under the Company’s 401(k) Retirement Plan.

On September 18, 2003, the Company filed a current report under Item 9 on Form 8-K related to a slide presentation that the Company’s Chief Executive Officer and Chief Operating Officer delivered at an investor conference on September 18, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.

Date: November 7, 2003	/s/ Mark A. Anderson
Mark A. Anderson
President and Chief Executive Officer

Date: November 7, 2003	/s/ Craig A. Weiss
Craig A. Weiss
Executive Vice President and Chief Financial Officer