Form 10-K
period 2003-12-31
COMMUNITY FIRST BANKSHARES INC
filed 2004-03-12
CIK 857593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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
7.60% CUMULATIVE CAPITAL SECURITIES,
$25 LIQUIDATION AMOUNT(2)
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

YES ☒ NO ☐

The aggregate market value of the Common Stock held by non-affiliates of the Company was approximately $1,020,795,000, computed by reference to the average between the bid and asked sale price of the Common Stock on The Nasdaq Stock Market as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 10, 2004, the Company had outstanding 36,861,133 shares of Common Stock, net of treasury shares.

(1)       The 8.125% Cumulative Capital Securities (the “CFB Capital III Securities”) were issued by CFB Capital III (“CFB Capital III”), a wholly owned Delaware business trust subsidiary of the Company.  The Company has also fully and unconditionally guaranteed all of CFB Capital III’s obligations under the CFB Capital III Securities.

(2)       The 7.60% Cumulative Capital Securities (the “CFB Capital IV Securities”) were issued by CFB Capital IV (“CFB Capital IV”), a wholly owned Delaware business trust subsidiary of the Company.  The Company has also fully and unconditionally guaranteed all of CFB Capital IV’s obligations under the CFB Capital IV Securities.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2003 and the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held April 20, 2004, are incorporated by reference into Parts II and III, respectively, of this Form 10-K, to the extent described in such Parts.

PART I

ITEM 1.  BUSINESS

GENERAL

Community First Bankshares, Inc., a Delaware corporation incorporated in 1987 (the “Company” or “we”), is a bank holding company that, as of December 31, 2003, operated through one bank subsidiary (the “banking subsidiary” or “bank”) with banking offices in 136 communities in Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.  Total assets of the Company were approximately $5.5 billion as of December 31, 2003.

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

RECENT STRATEGIES AND INITIATIVES

During 2003, the Company continued to implement a series of strategic initiatives originally announced in 2001, designed to improve customer service and strengthen its position as a provider of diversified financial services.  These initiatives included redefining the Company’s model for delivery of services.

Redefining the Company’s delivery model

To bring product distribution focus to the Company’s extensive banking network, the Company has designated certain of its banking offices as Regional Financial Centers and others as Community Financial Centers.  Regional Financial Centers are located in markets that have shown strong commercial banking potential and offer a full array of financial products and services for both the corporate and retail markets, including banking, trust and investment products.  In some cases, Regional Financial Centers are typically aligned so that one larger banking office directs and supports smaller banking offices in close geographic proximity.  Regional Financial Centers are managed by bank presidents.  As of December 31, 2003, the Company had 92 Regional Financial Centers.

Community Financial Centers are less geographically concentrated and, although they offer a complete line of financial products and services, their emphasis is on retail banking products, investments and insurance. Community Financial Centers are headed by branch managers.  As of December 31, 2003, the Company had 44 Community Financial Centers.

During 2003 the Company announced the transition of 16 Regional Financial Centers to Community Financial Centers. Transitioning branches into the Community Financial Center model is consistent with the Company’s long-term strategic plan to specifically address the client needs of its individual markets through highly targeted service offerings. The Company expects to complete these transitions in early 2004.

During 2003 the Company also announced a strategy, which consists of a market extension model, wherein the Company intends to open additional offices in selected areas of the Company’s current geographic footprint, that the Company believes are growth or emerging growth markets.  Additional offices are expected to be within the 12-state area within which the Company currently operates.  Services provided at the new locations will be determined by the opportunities identified in that area, and may include business, retail, investment sales, insurance products, mortgage products and wealth management.  During 2003, the Company announced its initial five market extension locations in the metropolitan Minneapolis/St. Paul market.  The Company expects to open the first office during the first quarter of 2004 and the second office during the second quarter of 2004.  The additional offices, which the Company expects to open in late 2004, are pending regulatory approval.  The addition of these offices is not expected to have a material impact on the Company’s financial condition or results of operation during 2003 and 2004.  The Company has announced that it plans to open 30 new offices by 2007.

The Company continues to focus on insurance agency acquisitions and is committed to providing insurance in each of its markets.  During 2003, through its insurance subsidiary, the Company completed the purchase of five insurance agencies, which at the time of acquisition, had a combined annual commission revenue of approximately $1.3 million.  Acquisitions included the November 4, 2003 purchase of a limited services agency in Englewood, Colorado; the October 1, 2003 purchase of an insurance agency in Frisco, Colorado, with offices in Frisco, Leadville and Vail, Colorado; the June 2, 2003 purchase of an agency located in Rock Springs, Wyoming; the May 1, 2003 purchase of an agency in Grand Junction, Colorado; and the April 1, 2003 purchase of a Thornton, Colorado agency.  On January 2, 2004, the Company completed the purchase of an insurance agency in Littleton, Colorado, which had $250,000 in annual commission revenue.

Centralizing Credit Operations

Under the redesigned delivery structure, the Company is implementing a centralized consumer credit process, which, when fully operational, will offer a complete range of decision, organization, documentation and collection services for consumer lending for all banking offices from a Fargo, North Dakota location.  As of December 31, 2003, all indirect consumer underwriting, administration, documentation and all consumer collection have been centralized.  Centralization of the underwriting, administration and documentation of direct consumer loans, as well as documentation of commercial and agricultural loans, are expected to be completed by the second quarter of 2004, at which time the centralized delivery initiative will be completed.

Mortgage Loan Joint Venture

In June 2001, the Company, through its subsidiary bank, and Wells Fargo Home Mortgage, Inc., through Wells Fargo Venture, LLC, a subsidiary LLC formed a joint venture mortgage company named Community First Mortgage, LLC. This joint venture mortgage company provides mortgage origination, documentation, servicing process and support for substantially all of the residential mortgage business of the Company. The joint venture provides the Company access to competitive technology and the benefits of future technological developments, as well as expertise in the processing and loan servicing of mortgage products. The alliance allows the Company to expand its mortgage origination business through access to a broader range of mortgage products, while improving efficiency and reducing operating, credit and capital market risks. The Company has 50% ownership and 50% voting rights over the affairs of the joint venture and records its investment and its continuing share of the income or loss of the joint venture under the equity method. As a result of the formation of the joint venture, substantially all residential mortgage originations are effected through the joint venture rather than through the Company.

Stock Repurchase Plan

Since April 2000, the Company has conducted common stock repurchase programs providing for the systematic repurchase of the Company’s common stock. Under these programs, the shares are purchased primarily on the open market, with timing depending upon market conditions. The program provides the Company with an alternative opportunity for capital utilization. In addition, the shares acquired can be used for the issuance of common stock upon exercise of stock options, under the Company’s compensation plans and for other purposes, including business combinations. On April 24, 2003, the Company approved an additional common stock repurchase authorization wherein the Company may repurchase up to an additional 3 million shares of its common stock outstanding.  As of December 31, 2003, the Company had repurchased 14.4 million shares of common stock under these plans, at prices ranging from $15.25 to $29.29. The Company repurchased 1.7 million and 1.9 million shares of common stock during 2003 and 2002, at an average price of $26.93 and $25.62, respectively.  As of December 31, 2003, 2.4 million shares remain available for repurchase.

REVIEW OF ACQUISITION OPPORTUNITIES

As opportunities present themselves, the Company seeks to acquire banks in communities which generally have populations between 3,000 and 50,000 and are located in the Company’s key target acquisition states of Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North

Dakota, South Dakota, Utah, Wisconsin and Wyoming.  The Company takes a disciplined approach to acquisitions, requiring a certain return on equity for potential targets.  The Company reviewed several potential targets in 2003, and placed bids on a few opportunities.  In general, bank acquisitions have been, and can be expected to continue to be, difficult to conclude by the Company because of the Company’s parameters of valuation, insistence that any acquired bank be accretive to earnings per share within a short period of time and because other acquirers with different valuation parameters and objectives have been and can be expected in the foreseeable future to be prepared to make higher acquisition bids than the Company.  Therefore, the Company did not complete any bank acquisitions in 2003.  The Company routinely reviews acquisition opportunities and, at any given time, may have bids outstanding or may be involved in negotiations with the owners of financial institutions or other parties relative to a particular financial institution, its branches or its deposit accounts.  The Company currently has no agreements in place to acquire other banks, branches or deposit accounts.

BANKING ACTIVITY

The banking offices operated by the Company provide a full range of commercial and consumer banking services primarily to individuals and businesses in small and medium-sized communities and the surrounding market areas.  The banking offices draw most of their deposits from, and make most of their loans within, their respective market areas.  The banking offices owned by the Company as of December 31, 2003, were located in Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.

COMMUNITIES SERVED

As of December 31, 2003, the Company had banking offices in communities with populations ranging from approximately 200 to 50,000, except for the larger communities of Fargo, North Dakota; Denver, Englewood (a Denver suburb), and Boulder, Colorado; El Cajon (a San Diego suburb), California; Salt Lake City, Utah; Cheyenne, Wyoming and Ramsey, Minnesota (a Minneapolis-St. Paul suburb).  The Company has operated profitably in these communities and, through the market extension strategy, has begun the process of opening offices in larger markets, seeking to reduce the percentage of revenues derived from smaller markets.  Each of the banking offices seeks to expand its existing marketing area to serve greater population.  As with other small, non-metropolitan communities, many of the smaller communities in which the banking offices presently operate have experienced or are expected to experience no growth or a decline in population.

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

CREDIT.  The Company’s lending activities are guided by the general loan policy established by the Board of Directors.  The Board of Directors of the banking subsidiary has established loan approval limits for each banking office of the Company.  The limits established for each bank location range from $5,000 to $500,000 per borrower, which is reduced to not more than $25,000 for any criticized or classified borrower.  Amounts in excess of the individual banking office’s lending authority are presented to the corporate credit officers.  The corporate credit officers have lending authority up to $1,000,000 for pass-rated borrower. Loans above $1,000,000 for pass-rated borrowers, $500,000 for watch-rated borrowers, $250,000 for classified borrowers, and $500,000 for Small Business Administration government guaranteed borrowers are presented to the Senior Credit Committee wherein approval must be unanimous.  The Senior Credit Committee is comprised of the Company’s chief operating officer, two executive vice president — division presidents, the executive vice president - credit administrative officer, and the senior regional credit officer.

FINANCE.  The Board of Directors of the Company has established policies in the areas of asset/liability management, investments, capital expenditures, accounting procedures and capital and dividend management.  Policies are implemented and monitored for compliance by the Chief Financial Officer and the Asset/Liability Committee of the Company.

OPERATIONS.  Community First Technologies, Inc. (“CFT”), a subsidiary of the Company, provides data processing and operations support services to the Company by contract.  CFT’s system is designed to provide for all of the Company’s data processing needs and can be expanded to accommodate future growth and additional service applications.  In addition to its facilities in Fargo, North Dakota, CFT also has a data processing facility in Golden, Colorado. Additional expenditures for equipment, consistent with the increased data processing volumes, would likely be necessary if any significant acquisitions occur during 2004.

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

INSURANCE AGENCIES

The Company currently owns and operates insurance agencies located in 55 communities served by the bank through its bank subsidiary, Community First Insurance, Inc.  These agencies are primarily engaged in the sale of property and casualty insurance and make some sales of other types of insurance, such as life, accident and crop hail insurance.  The Company had commission revenue of $15.2 million in 2003.

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

In February 2001, the Company entered into an agreement with PrimeVest Financial Services, Inc. under which PrimeVest would provide securities brokerage, insurance and investment advisory services to the Company’s customers through PrimeVest centers located within the Company’s banking offices.  The agreement provides for shared sales commissions with the Company pursuant to an agreed upon commission schedule and requires PrimeVest to perform various compliance and administrative functions related to its securities and insurance activities. In addition to full service brokerage, insurance and investment advisory services, the PrimeVest agreement also provides the Company’s customers with online financial services to complement the Company’s focus on technology enhancements to improve product and service delivery.  The PrimeVest agreement had an initial term or three years and is currently subject to 30-day renewal terms.

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

EMPLOYEES

The Company had 2,292 employees at December 31, 2003, including 1,862 full-time employees and 430 part-time employees.  Of these individuals, 231 were employed at the holding company, 1,643 were employed at the bank, 262 were employed by CFT and 156 were employed by Community First Insurance, Inc.

SUPERVISION AND REGULATION

GENERAL.  As a bank holding company, the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  The Company’s national banking subsidiary is regulated by the Office of the Comptroller of the Currency (“OCC”).  The deposits of the Company’s banking subsidiary are insured by the Bank Insurance Fund (“BIF”), which subjects the subsidiary to regulation by the Federal Deposit Insurance Corporation (“FDIC”).  This regulatory framework is intended to protect depositors, federal insurance funds and the banking system as a whole, and not to protect security holders.  In addition to the impact of direct regulation, commercial banks are affected significantly by actions taken by the Federal Reserve Board with respect to the money supply and credit availability.

The Company has other financial services subsidiaries that are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies.  For example, the Company’s insurance subsidiary is subject to regulation by the state insurance licensing and regulatory agencies having jurisdiction in each office location.

FINANCIAL MODERNIZATION.  On November 12, 1999, the GLB Act became law.  The GLB Act repealed provisions of the Glass-Steagall Act of 1933 and extensively revised the BHC Act by significantly expanding the range of permissible activities by banks and bank holding companies and permitting affiliations between banking, insurance and securities organizations.  Under the GLB Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community Reinvestment Act requirements.  Although the Company currently satisfies the criteria for certification, the Company has determined not to become certified as a financial holding company at this time.  The Company continues to review the implications of the GLB Act on its business activities.

The GLB Act and its implementing regulations impose additional requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to customers annually.  Because the GLB Act does not preempt state privacy laws, there are risks that states will adopt additional, non-uniform requirements, and this has occurred in California, North Dakota and New Mexico.  Other states in the Company’s trade territory are also considering additional legislation.  Restrictions upon the Company’s use of customer information makes it more difficult for the Company to carry out its business plan to provide more products and services to customers throughout a sales-focused delivery system.

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

With the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the Interstate Banking and Branching Efficiency Act of 1994 (“IBBEA”), Congress made comprehensive revisions to the bank regulatory and funding provisions of the Federal Deposit Insurance Act.  Under FDICIA and the IBBEA, the primary regulatory authorities are required to take “prompt corrective action” with respect to depository institutions insured by the FDIC that do not meet the criteria for classification as either “well capitalized” or “adequately capitalized,” based upon the institution’s leverage ratio, risk-adjusted Tier I capital ratio and risk-adjusted total capital ratio.  As of December 31, 2003, the Company’s banking subsidiary was classified as “well capitalized.”  Under-capitalized depository institutions are subject to a wide range of limitations in operations and activities, including capital distributions, payment of management fees, and limitations upon institution growth.

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

FDIC INSURANCE.  The FDIC insures deposits of the national banking subsidiary up to the prescribed limit per depositor through the BIF, and the amount of FDIC assessments paid by each BIF member institution is based upon its relative risk of default as measured by regulatory capital ratios and other factors.  The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits.  Under current FDIC assessment guidelines, the Company expects that it will not incur any FDIC deposit insurance assessments during the next fiscal year, although the current system for assigning assessment risk classification to insured depository institutions is being reviewed by the FDIC and the deposit insurance assessments are subject to change.  The Company is subject to separate assessments to repay bonds (“FICO bonds”) issued in the late 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The assessment for the payments on the FICO bonds for the quarter beginning January 1, 2004 is 1.54 basis points for BIF-assessable deposits.  As of December 31, 2003, each of the Company’s bank locations qualified for the lowest BIF assessment rate.

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

To the extent that the foregoing discussion describes laws, regulations and policies, it is qualified in its entirety by reference to those provisions.  Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies.  A change in statutes, regulations or regulatory policies applicable to the Company, including changes in interpretation or implementation thereof, could have a material effect on the Company’s business.

AVAILABLE INFORMATION

The Company maintains a Website at www.CommunityFirst.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available via the Company’s website, as soon as reasonably practicable after these documents are filed with the SEC.  To obtain copies of these reports, go to www.CommunityFirst.com and click on “Investor Relations,” then click on “SEC Filings.”  A copy of any report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing from Mark A. Anderson, President and Chief Executive Officer, Community First Bankshares, Inc., 520 Main Avenue, Fargo, North Dakota 58124-0001.

You may also read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or by calling 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our Earnings are Significantly Affected by General Business and Economic Conditions.  Our business and financial results are affected by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the condition of the U.S. economy, in general, and the local economies in which we operate.  Should economic conditions continue to worsen in the United States or abroad, demand for loans and other products and services we offer could decrease and the number of borrowers who fail to repay their loans could increase. In addition, interest rates in the United States have been at their lowest levels in decades and if interest rates now rise, demand for loans could decrease.  Banks depend largely on the relationship between the cost of funds, primarily deposits, and the yield on earning assets.  This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors that influence interest rates, including the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  Our performance is subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest earning assets.  Although we have an asset liability management strategy designed to control our risk from changes in market interest rates, rapid and sustained changes in interest rates still could have an adverse effect on our profitability.  At December 31, 2003, based on the difference between repricing assets and repricing liabilities, we were liability sensitive, which means that our liabilities (including the deposits we hold) would reprice more quickly than our assets as interest rates change.  This means that a rising interest rate environment would increase our interest expense faster than what we might earn on our earning assets.

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

Our Earnings are Significantly Affected by the Fiscal and Monetary Policies of the Federal Government and its Agencies. The policies of the Federal Reserve Board impact us significantly.  The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest that commercial banks pay on their interest-bearing deposits and can affect the value of financial instruments we hold. Those policies also determine to a significant degree our cost of funds for lending and investing. Changes in those policies are beyond our control and are hard to predict. Federal Reserve Board policies can also affect our borrowers by increasing interest rates, potentially increasing the risk that they may fail to repay their loans.

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

Changes in the regulatory structure or the statutes or regulations that apply to us could have a material impact on our operations.  We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Office of the Comptroller of the Currency. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than the shareholders of these entities. Our success depends on our continued ability to comply with these regulations. Some of these regulations may increase our costs and thus place non-bank financial institutions in stronger, more competitive positions. Regulatory authorities have extensive discretion in carrying out their supervisory and enforcement responsibilities. They have also implemented regulations that have increased capital requirements, increased insurance premiums, required approval of acquisitions and other changes of control, and resulted in increased administrative and professional expenses. Any change in the existing regulatory structure or the applicable statutes or regulations could have a material impact on our operations. Additional legislation and regulations may be enacted or adopted in the future which could significantly affect our powers, authority and operations, which in turn could have a material effect on our operations.

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

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name	Age	Position

Mark A. Anderson	46	President and Chief Executive Officer

Ronald K. Strand	57	Vice Chairman – Chief Operating Officer

Craig A. Weiss	42	Executive Vice President – Chief Financial Officer

Thomas R. Anderson	48	Executive Vice President – Treasury, Treasurer and Chief Investment Officer

Dan M. Fisher	49	Executive Vice President – Chief Information Officer, President and Chief Executive Officer of Community First Technologies, Inc.

Bruce A. Heysse	52	Executive Vice President – Senior Credit Officer

Gary A. Knutson	56	Executive Vice President – Eastern/California Division President

Charles A. Mausbach	52	Executive Vice President – Western Region President

Bradley J. Rasmus	42	Executive Vice President – Division President

Thomas J. Rohleder	39	Senior Vice President – General Counsel and Corporate Secretary

Patricia J. Staples	48	Executive Vice President – Director of Market Development

Douglas G. Vang	45	Executive Vice President – Director of Human Resources

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

Dan M. Fisher was appointed Chief Information Officer of the Company on March 1, 2000 and Executive Vice President – Chief Information Officer in February 2004.  He has been President and Chief Executive Officer of Community First Technologies, Inc. (formerly known as Community First Service Corporation) since October 1998 and previously served as Executive Vice President - Bank Operations at this subsidiary.  Mr. Fisher was District Manager and Senior Vice President of Fiserv Inc., a financial services data and item processor from October 1996 to September 1998.  Prior to that, he served as Senior Vice President and Operations Manager of Norwest Bank Texas, N.A. from August 1988 to October 1996.

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

Thomas J. Rohleder has been Vice President — General Counsel and Corporate Secretary since February 2003 and was appointed Senior Vice President – General Counsel and Corporate Secretary in February 2004.  He was Vice President of Risk Management from August 2001 to February 2003.  Previously, he held legal and administrative positions at Banner Health System, formerly of Fargo, North Dakota, and at Mayo Clinic, in Rochester, Minnesota. Mr. Rohleder holds a law degree and a masters degree.

Patricia J. Staples was appointed Executive Vice President – Market Development in February 2004.  She was Senior Vice President – Director of Market Development from July 1994 to February 2004.  Previously, Ms. Staples was employed as the public relations manager with MeritCare Health System in Fargo, North Dakota for 10 years.

Douglas G. Vang was appointed Executive Vice President – Human Resources in February 2004.  He was Senior Vice President – Director of Human Resources from April 2001 to February 2004.  From 1995 to 2001, he served in various senior executive officer positions, including Senior Vice President, Chief Operating Officer and Division President for Banner Health System, a nonprofit health care system.  Mr. Vang is an attorney and certified public accountant.

ELECTION.  The Company’s officers are elected by the Board of Directors.  The officers serve until their successors are elected or until their earlier resignation, removal or death.

ITEM 2.  PROPERTIES

The Company maintains its offices at 520 Main Avenue, Fargo, North Dakota, consisting of approximately 55,000 square feet.  The Company believes these facilities will be adequate for the foreseeable future.  The Company also utilizes office space at the banking subsidiary’s offices located in Denver, Colorado and Cheyenne, Wyoming.  The banking subsidiary owns many of its offices and those of its branches, and these facilities range in size from approximately 1,200 to 36,000 square feet.  In 1997

The Company constructed, and now owns, a 47,000 square foot two-story building in Fargo, North Dakota, which is leased to CFT.  The Company also leases a 15,000 square foot credit service center in Fargo, North Dakota, at an annual rental rate of $304,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY and RELATED STOCKHOLDER MATTERS

MARKET FOR REGISTRANT’S COMMON EQUITY

Information as to the principal market on which the Company’s Common Stock is traded, market price information for the Common Stock of the Company, the approximate number of holders of record as of the most recent practicable date, and the Company’s dividend policy is incorporated herein by reference to the inside back cover of the 2003 Annual Report to Stockholders (the “2003 Annual Report”) attached hereto as Exhibit 13.1.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 2003, consisting of “Consolidated Statement of Condition — Five-Year Summary” on page 38 of the “Financial Review” section of the 2003 Annual Report and “Consolidated Statement of Income-Five Year Summary” on page 39 of the “Financial Review” section of the 2003 Annual Report are incorporated herein by reference to such information included in the 2003 Annual Report attached hereto as Exhibit 13.1.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 9 through 22 of the “Financial Review” section of the 2003 Annual Report is incorporated hereby by reference, and attached hereto as Exhibit 13.1.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on pages 11 through 22 of the “Financial Review” section of the 2003 Annual Report under the captions “Management’s Discussion and Analysis - Results of Operations, Financial Condition and Asset and Liability Management” is incorporated herein by reference, and attached hereto as Exhibit 13.1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Statements of Financial Condition of the Company as of December 31, 2003 and 2002, and the related Consolidated Statements of Income, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years ended December 31, 2003, 2002, and 2001, the Notes to the Consolidated Financial Statements and the Report of Ernst & Young LLP, independent auditors, contained in the Company’s 2003 Annual Report on pages 23 through 38 of the section entitled “Financial Review” are incorporated herein by reference, and attached hereto as Exhibit 13.1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company, with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934 is recorded and reported within the appropriate time periods. Based upon that review, the CEO and CFO concluded that the Company’ s disclosure controls and procedures are effective. During the period covered by this report, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2004, as filed with the Securities and Exchange Commission under the captions “Proposal One: Election of Directors,” “Corporate Governance and Board Matters — Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.  Information regarding the executive officers of the Company is included under a separate caption in Part I of this Form 10-K.

The information set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2004, under the caption “Corporate Governance and Board Matters — Code of Ethics and Business Conduct” is incorporated herein by reference, and the Code of Ethics and Business Conduct is attached hereto as Exhibit 14.1.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2004, under the caption “Executive Compensation and Other Information” is incorporated herein by reference, except that information under the captions “Compensation Committee Report on Executive Compensation,” “Comparative Stock Performance” and “Compensation Committee Interlocks” is not so incorporated.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2004, under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2003 with respect to the shares of the Company’s Common Stock that may be issued under its equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future Issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by security holders(1)	2,533,949	$22.52	691,938
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	2,533,949	$22.52	691,938

(1)       The Company’s 1996 Stock Option Plan was originally approved by the stockholders in 1996, and amended and restated by the Board of Directors in 2003 and subsequently approved by the stockholders at the Annual Meeting of Stockholders in April 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2004, under the caption “Certain Transactions” is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2004, under the Captions “Proposal Two: Appointment of Independent Auditors — Principal Accountant Fees and Services” and “—Audit Committee Pre-Approval Policies and Procedures” is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       DOCUMENTS FILED AS PART OF THIS FORM 10-K:

1.        FINANCIAL STATEMENTS.  See Item 8 above and Exhibit 13.1.

2.        FINANCIAL STATEMENT SCHEDULES.  All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.        PRO FORMA FINANCIAL INFORMATION.  None.

(b)       REPORTS ON FORM 8-K.

During the quarter ended December 31, 2003, the Company furnished to or filed with the Commission the following Current Reports on Form 8-K:

•    On October 16, 2003, the Company furnished a Current Report under Item 12 on Form 8-K related to its press release dated October 16, 2003 announcing the Company’s financial results for the quarter ended September 30, 2003.

•    On October 21, 2003, the Company filed a Current Report under Item 11 on Form 8-K related to the Notice of Termination provided to the Company’s employees that the black out period under the Company’s 401(k) Retirement Plan terminated on October 21, 2003.

•    On October 28, 2003, the Company furnished a Current Report under Item 9 on Form 8-K related to a slide presentation that the Company’s Chief Executive Officer delivered at an investor conference on October 28, 2003.

•    On December 3, 2003, the Company filed a Current Report under Item 5 on Form 8-K related to a press release dated December 3, 2003 reporting the resignation of Dennis Mathisen from the Board of Directors of the Company.

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

3.2

Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 [File No. 33-41246], as declared effective by the Commission on August 13, 1991).

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

4.3

Indenture dated June 24, 1997 relating to the Registrant’s 7.30% Subordinated Notes Due 2004 between the Registrant and Norwest Bank, as trustee  (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 [File No. 333-36091] as declared effective by the Commission on November 10, 1997).

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

10.1	2003 Annual Incentive Plan for Holding Company Management.*

10.2

Amended and Restated 1996 Stock Option Plan as approved by the Board of Directors on February 6, 1996, and amended by resolutions of the Board of Directors on February 1, 1999 and February 4, 2003, and approved by the Company’s stockholders on April 22, 2003 (incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders held on April 22, 2003, as filed with the Commission on March 13, 2003).*

10.3

Form of Tax Sharing Agreement between the Registrant and each of its subsidiary Banks (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 [the “1995 Form 10-K”]).

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

10.10.5	Sixth Amendment dated October 30, 2003 to Credit Agreement with US Bank dated as of October 30, 1998.

10.11

Form of Indemnification Agreement entered into by and between the Registrant and the Registrant’s officers and directors (incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

10.12

Platinum Overdraft Management Agreement between Alex Sheshunoff Management Services, L.P. and Community First Bankshares, Inc., effective as of September 26, 2003 (pursuant to Rule 24b-2, certain information has been deleted from this Exhibit and filed separately with the Commission).

10.13	Supplemental Executive Retirement Plan (2004 Restatement), effective as of January 1, 2004. *

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

10.20

Agreement of Limited Liability Company of Community First Mortgage, LLC dated June 15, 2001 between Wells Fargo Ventures, LLC and Community First Home Mortgage, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2001) (pursuant to Rule 24b-2, certain information has been deleted from this Exhibit and filed separately with the Commission).

10.21	Separation Agreement, effective September 30, 2003, by and between the Company and Dean D. Kling.*

10.22	Executive Severance Plan, effective August 5, 2003 and amended as of December 12, 2003. *

12.1	Statement regarding computation of ratios.

13.1	2003 Annual Report to Shareholders.

14.1	Code of Ethics and Business Conduct.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

* Executive compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.
(“Registrant”)

Dated: March 11, 2004	By	/s/ Mark A. Anderson
Mark A. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Mark A. Anderson	March 11, 2004
Mark A. Anderson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Craig A. Weiss	March 11, 2004
Craig A. Weiss
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Patrick Delaney	March 11, 2004
Patrick Delaney, Director

/s/ Dawn R. Elm	March 10, 2004
Dawn R. Elm, Director

/s/ John Flittie	March 11, 2004
John Flittie, Director

/s/ Thomas Gallagher	March 11, 2004
Thomas Gallagher, Director

/s/ Darrell G. Knudson	March 9, 2004
Darrell G. Knudson, Director

/s/ Karen M. Meyer	March 9, 2004
Karen M. Meyer, Director

/s/ Lauris N. Molbert	March 9, 2004
Lauris N. Molbert, Director

/s/ Rahn K. Porter	March 10, 2004
Rahn K. Porter, Director

/s/ Marilyn R. Seymann	March 11, 2004
Marilyn R. Seymann, Director

/s/ Harvey L. Wollman	March 9, 2004
Harvey L. Wollman, Director