Form 10-Q
period 2004-03-31
COMMUNITY FIRST BANKSHARES INC
filed 2004-05-07
CIK 857593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

At May 6, 2004, 36,871,831 shares of Common Stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$212,583	$234,076
Interest-bearing deposits	4,373	3,319
Available-for-sale securities	1,596,363	1,563,419
Loans	3,308,210	3,323,572
Less: Allowance for loan losses	(52,558)	(52,231)
Net loans	3,255,652	3,271,341
Bank premises and equipment, net	133,465	131,008
Accrued interest receivable	29,632	28,696
Bank owned life insurance	83,825	81,018
Goodwill	63,448	63,448
Other intangible assets	29,815	30,402
Other assets	52,414	58,380
Total assets	$5,461,570	$5,465,107
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$436,279	$447,648
Interest-bearing:
Savings and NOW accounts	2,585,254	2,552,056
Time accounts over $100,000	511,756	501,440
Other time accounts	857,968	888,066
Total deposits	4,391,257	4,389,210
Federal funds purchased and securities sold under agreements to repurchase	416,732	416,689
Other short-term borrowings	62,996	75,577
Long-term debt	178,211	172,211
Accrued interest payable	13,238	13,081
Other liabilities	37,863	36,539
Total liabilities	5,100,297	5,103,307

Shareholders’ equity:
Common stock, par value $.01 per share: Authorized Shares – 80,000,000 Issued Shares – 51,021,896	510	510
Capital surplus	195,155	194,911
Retained earnings	440,322	432,574
Accumulated other comprehensive income	13,348	7,053
Less cost of common stock in treasury - March 31, 2004 – 14,158,897 shares December 31, 2003 – 13,664,482 shares	(288,062)	(273,248)
Total shareholders’ equity	361,273	361,800
Total liabilities and shareholders’ equity	$5,461,570	$5,465,107

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	For the Three Months Ended March 31,
(Unaudited)	2004	2003
Interest income:
Loans	$54,543	$63,210
Investment securities	15,999	18,783
Interest-bearing deposits	9	12
Federal funds sold and resale agreements	1	—
Total interest income	70,552	82,005

Interest expense:
Deposits	9,202	14,707
Short-term and other borrowings	1,085	1,358
Long-term debt	3,927	4,776
Total interest expense	14,214	20,841
Net interest income	56,338	61,164
Provision for loan losses	2,365	3,487
Net interest income after provision for loan losses	53,973	57,677
Noninterest income:
Service charges on deposit accounts	9,257	9,380
Insurance commissions	4,633	4,081
Fees from fiduciary activities	1,306	1,278
Security sales commissions	3,200	2,051
Bank owned life insurance income	889	1,399
Net gain on sales of available-for-sale securities	1,511	464
Gain on sale of loans	675	1,486
Other	1,448	1,727
Total noninterest income	22,919	21,866
Noninterest expense:
Salaries and employee benefits	28,760	27,914
Net occupancy	8,789	8,608
FDIC insurance	164	191
Legal and accounting	337	407
Other professional services	987	889
Advertising	1,042	930
Telephone	1,474	1,526
Data processing	2,044	1,718
Amortization of intangibles	867	831
Other	7,288	7,675
Total noninterest expense	51,752	50,689

Income before income taxes	25,140	28,854
Provision for income taxes	8,236	9,453
Net income	$16,904	$19,401

Earnings per common and common equivalent share:
Basic net income	$0.46	$0.50
Diluted net income	$0.45	$0.50

Average common shares outstanding:
Basic	37,041,345	38,601,216
Diluted	37,514,081	39,044,529

Dividends per share	$0.24	$0.22

See accompanying notes.

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	For the Three Months Ended March 31
(Unaudited)	2004	2003

Net income	$16,904	$19,401
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	11,933	(6,882)
Related taxes	(4,731)	2,723
Less: Reclassification adjustment for gains included in net income	(1,511)	(464)
Related taxes	604	186
Other comprehensive income (loss)	6,295	(4,437)
Comprehensive income	$23,199	$14,964

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	For the Three Months Ended March 31,
(Unaudited)	2004	2003
Cash flows from operating activities:
Net income	$16,904	$19,401
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,365	3,487
Depreciation	4,460	4,296
Amortization of intangibles	867	831
Net amortization of premiums (discounts) on securities	1,847	1,280
Net (gain) on sale of available-for-sale Securities	(1,511)	(464)
(Increase) decrease in interest receivable	(936)	1,019
Increase in interest payable	157	1,034
Other - net	76	(27,888)
Net cash provided by operating activities	24,229	2,996

Cash flows from investing activities:
Net increase in interest-bearing deposits	(1,054)	(3,625)
Purchases of available-for-sale securities	(229,341)	(604,607)
Maturities of available-for-sale securities	138,462	504,332
Proceeds from sales of available-for-sale securities	68,021	62,089
Net increase in loans	13,324	78,373
Net increase in bank premises and equipment	(6,917)	(4,910)
Net cash (used) provided by investing activities	(17,505)	31,652

Cash flows from financing activities:
Net increase (decrease) in demand deposits, savings and NOW	21,829	(23,353)
Net decrease in time accounts	(19,782)	(103,673)
Net (decrease) increase in short-term & other borrowings	(12,538)	14,399
Proceeds from issuance of long-term debt	8,000	61,856
Repayment of long-term debt	(2,000)	(10,000)
Net purchase of common stock held in treasury	(16,283)	(8,552)
Net sale of common stock held in treasury	1,395	1,470
Common dividends paid	(8,838)	(8,497)
Net cash used in financing activities	(28,217)	(76,350)
Net decrease in cash and cash equivalents	(21,493)	(41,702)
Cash and cash equivalents at beginning of period	234,076	242,887
Cash and cash equivalents at end of period	$212,583	$201,185

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Community First Bankshares, Inc. (the “Company”), its wholly-owned data processing, credit origination and insurance agency subsidiaries, and its wholly-owned subsidiary bank, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for fair presentation have been made.  Certain amounts in prior periods have been reclassified to conform to current presentations.

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

Note B – BUSINESS COMBINATIONS

On March 16, 2004, the Company and BancWest Corporation announced that they had entered into an agreement and plan of merger pursuant to which BancWest would acquire the Company.  Under the merger agreement, BancWest has agreed to pay $32.25 for each share of Company common stock outstanding, without interest.  The boards of directors of BancWest Corporation, the Company, and the board of BancWest’s parent, BNP Paribas, have approved the transaction.  The transaction requires approval of Company shareholders and the Board of Governors of the Federal Reserve System.  Upon approval of shareholders and the Federal Reserve, the transaction is expected to close during the third quarter of 2004.  Following the transaction, all Community First branches will become branches of Bank of the West, a banking subsidiary of BancWest Corporation.

On January 2, 2004, the Company, through its insurance subsidiary, completed the purchase of Arnold & Arnold, Inc., an insurance agency in Littleton, Colorado. At the time of the transactions, the agency had approximately $250,000 in annual commission revenue.

Note C - ACCOUNTING CHANGES

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (as revised).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statement, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The recognition and measurement provisions of this Interpretation are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, until the end of the first interim or annual reporting period beginning after December 15, 2003. The Company adopted the accounting provisions of FIN 46 for existing variable interest entities on October 1, 2003.  Adoption of FIN 46 with regard to existing variable interest entities did not have a material effect on the Company’s financial statements. The Company determined that the provisions of FIN 46 required de-consolidation of subsidiary trusts that issued Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”).  Prior to the adoption of FIN 46, the Company consolidated the trusts and included the Trust Preferred Securities of the trusts in the mezzanine section of the statement of financial condition.  Upon adoption of the accounting provisions of FIN 46, the trusts were de-consolidated and the junior subordinated debentures of the Company owned by the trusts are reflected as long-term debt in the statement of financial conditions.  The Trust Preferred Securities currently qualify as Tier 1 capital of the Company for regulatory capital purposes.  The banking regulatory agencies have not issued any guidance that would change the capital treatment for Trust Preferred Securities based on the impact of the adoption of FIN 46.  As provided by FIN 46, the Company restated its financial statements to reflect the adoption for all periods presented.

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

Note D – SUBSEQUENT EVENTS

On April 1, 2004, the Company, through its insurance subsidiary completed: (i) the purchase of Shepard Insurance Agency in Englewood, Colorado; (ii) an insurance book of business from Western Insurance Agency of Cody, Wyoming; (iii) and the renewal rights to client accounts of Van Gilder Insurance Corporation, Sterling, Colorado.  At the time of the three transactions, the agencies had approximately $891,000 in annual aggregate commission revenue.

Note E – STOCK BASED COMPENSATION

At March 31, 2004, the Company had one stock-based employee compensation plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation expense is reflected in net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

		Three Months Ended March 31
(Dollars in thousands, except per share data)		2004	2003
Net income, as reported		$16,904	$19,401
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	(533)	(653)

Pro forma net income		$16,371	$18,748

Earnings per share:
Basic – as reported		$0.46	$0.50
Basic – pro forma		$0.44	$0.49

Diluted – as reported		$0.45	$0.50
Diluted – pro forma		$0.44	$0.48

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

The following weighted-average assumptions were used in the valuation model:

	Three Months Ended March 31
	2004	2003
Risk free interest rate	3.63%	2.59%
Dividend yield	3.49%	3.33%
Price volatility	.253	.257
Expected life (years)	7.5	7.5

Note F- INVESTMENTS

The following is a summary of available-for-sale securities at March 31, 2004 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury	$43,614	$493	$2	$44,105
United States Government agencies	380,770	4,109	1,312	383,567
Mortgage-backed securities	1,012,462	15,212	1,787	1,025,887
Collateralized mortgage obligations	1,711	19	—	1,730
State and political securities	58,822	3,071	19	61,874
Other securities	76,885	2,582	267	79,200
	$1,574,264	$25,486	$3,387	$1,596,363

The Company had no held-to-maturity securities at March 31, 2004 and 2003.

Proceeds from the sale of available-for-sale securities during the three months ended March 31, 2004 and 2003 were $68,021,000 and $62,089,000, respectively.  Gross gains of $1,581,000 and $561,000 were realized on sales during the three months ended March 31, 2004 and 2003, respectively.  Gross losses of $70,000 and $97,000 were realized on sales during the three months ended March 31, 2004 and 2003, respectively.  Gains and losses on disposition of these securities were computed using the specific identification method.

Note G - LOANS

The composition of the loan portfolio at March 31, 2004 was as follows (in thousands):

Real estate	$1,585,914
Real estate construction	309,609
Commercial	572,229
Consumer and other	682,698
Agriculture	157,760
3,308,210
Less allowance for loan losses	(52,558)
Net loans	$3,255,652

Note H - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk.  These financial instruments include commitments to extend credit and letters of credit.  Since the conditions requiring the Company to fund letters of credit may not occur and since customers may not utilize the total loan commitments, the Company expects its liquidity requirements to be less than the outstanding commitments.  The contract or notional amounts of these financial instruments at March 31, 2004 were as follows (in thousands):

Commitments to extend credit	$682,183
Standby and commercial letters of credit	29,043

Note I – GUARANTEES OF INDEBTEDNESS OF OTHERS

Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at March 31, 2004, is approximately $22 million with a weighted average term of approximately four months. The fair value of standby letters of credit is not material to the Company’s financial statements.

Note J- SUBORDINATED NOTES

At March 31, 2004, the Company had  $50 million of 7.30% Subordinated Notes issued in June 1997, which are due on June 30, 2004, with interest payable semi-annually.  At March 31, 2004, the subsidiary bank had a $25 million unsecured subordinated term note, maturing on December 22, 2007.  The subsidiary bank note bears interest at the rate of LIBOR, plus 140 basis points.

Note K - INCOME TAXES

The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

For the three months ended, March 31, 2004
35% of pretax income	$8,799
State income tax, net of federal tax benefit	650
Tax-exempt interest	(685)
Other	(528)
Provision for income taxes	$8,236

Note L – JUNIOR SUBORDINATED DEBENTURES

The Company has unconditionally guaranteed the obligation of CFB Capital III, under the $60 million, 8.125% junior subordinated debentures issued March 27, 2002 and the obligation of CFB Capital IV, under the $60 million, 7.60% junior subordinated debentures issued March 4, 2003.  The $60 million Capital III securities, which mature April 15, 2032 may be redeemed any time on or after April 15, 2007.  The $60 million Capital IV securities, which mature March 15, 2033, may be redeemed at any time on or after March 15, 2008. At March 31, 2004, $120 million in capital securities qualified as Tier 1 capital under capital guidelines of the Federal Reserve.  Refer to Note C – Accounting Changes for a discussion of FIN 46 and its impact on the recording and reporting of these securities on the Company’s financial statements.

Note M - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31 (in thousands)	2004	2003
Unrealized gain (loss) on available-for-sale securities	$10,422	$(7,346)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion of the Company’s financial condition as of March 31, 2004 and December 31, 2003, and its results of operations for the three-month periods ended March 31, 2004 and 2003.

Merger Transaction

On March 16, 2004, the Company and BancWest Corporation announced the signing of an agreement and plan of merger pursuant to which BancWest would acquire the Company.  Under terms of the agreement, BancWest will pay $32.25 for each share of Company common stock outstanding, without interest.  The boards of directors of BancWest Corporation, the Company, and the board of BancWest’s parent, BNP Paribas, have approved the transaction.  The transaction requires approval of Company shareholders and the Board of Governors of the Federal Reserve System.  Upon approval of shareholders and the Federal Reserve, the transaction is expected to close during the third quarter of 2004.  Following the transaction, all Community First branches will become branches of Bank of the West, a banking subsidiary of BancWest Corporation.

In light of the pending transaction, the Company postponed its scheduled April 20, 2004 Annual Meeting of Shareholders.  The Company expects that its Annual Meeting of Shareholders will be held in conjunction with the meeting at which its shareholders will vote on the transaction with BancWest Corporation.

Strategic Initiatives

During the first quarter of 2004, the Company continued to implement a series of previously announced strategic initiatives that are designed to improve customer service and strengthen its position as a provider of diversified financial services. These initiatives included a redesign of the Company’s delivery model.

Under the redesigned delivery structure, the Company is implementing a centralized consumer credit process, which, when fully operational, will offer a complete range of decision, origination, documentation and collection services to all Company offices through a Fargo, North Dakota location. As of March 31, 2004, all indirect consumer underwriting, administration, documentation and collection activities have been centralized.  Centralization of the underwriting, administration, documentation and collection of direct consumer loans, as well as documentation of commercial and agricultural loans, is expected to be complete by the second quarter of 2004, at which time the centralized delivery initiative will be complete.

During 2003, the Company initiated a strategy, which consists of a market extension model, wherein the Company intends to open additional offices in selected areas of the Company’s current geographic footprint that the Company believes are growth or emerging growth markets.  The initial market extension office located in Lino Lakes, Minnesota was opened on February 16, 2004.  The Company anticipates opening an office in Blaine, Minnesota during the second quarter of 2004 and four additional offices in Chaska, Chanhassen, Lakeville, and Inver Grove Heights, Minnesota later in 2004.  All six of these locations are located in the Twin Cities metropolitan area.  Additional offices are expected to be within the 12-state area within which the Company currently operates, including the suburban Minneapolis-St. Paul, Minnesota and Denver, Colorado areas.  Services provided at the new locations will be determined by the opportunities identified in that area, and may include business, retail, investment sales, insurance products, mortgage products and wealth management. The addition of these offices is not expected to have a material impact on the Company’s financial condition or results of operation during 2004.  The Company has announced that it plans to open 30 new offices by 2007.

During the first quarter of 2004, the Company completed the transition of 16 Regional Financial Centers to Community Financial Centers. Regional Financial Centers offer a broad mix of business and retail activity, while Community Financial Centers maintain a retail focus. Transitioning branches into the

Community Financial Center model is consistent with the Company’s long-term strategic plan to specifically address the client needs of its individual markets through highly targeted service offerings.

The Company continues to focus on insurance agency acquisitions and the commitment to providing insurance in each of its markets.  During the first quarter, through its insurance subsidiary, the Company completed the purchase of one insurance agency, that at the time of acquisition had annual commission revenue of approximately $250,000.  During 2003, through its insurance subsidiary, the Company completed the purchase of five insurance agencies, which at the time of acquisition, had a combined annual commission revenue of approximately $1.3 million.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, that are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.  The Company believes that its critical accounting policies include the allowance for loan losses, goodwill impairment and income taxes.

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

The Company believes the annual testing for impairment of goodwill is a critical accounting policy that requires significant judgment and estimates. The Company performed its initial annual impairment test during the fourth quarter of 2003.  The test indicated no impairment existed, thus no adjustment to the carrying amount of goodwill was recorded.  The Company will perform its annual impairment test during the fourth quarter each year.  The Company uses a multi-period discounted earnings model to determine if the equity fair value of the underlying reporting unit is equal to or greater than the current book value.  The model is based on management’s estimate of the Company’s projected earnings stream over the following five years. The valuation model includes various management estimates and assumptions and thus, to the extent these estimates and assumptions vary from actual future results, are subject to error and may not be indicative of actual impairment.

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

The Company’s accounting policies for the allowance for loan losses, testing for the impairment of goodwill and estimation of its income tax liability are outlined in the Company’s Form 10-K for the year ended December 31, 2003.  The Company further believes that there have been no significant changes to the methodology used in the assessment of these estimates and judgments, since the prior year end.

Overview

For the three months ended March 31, 2004, net income was $16.9 million, a decrease of $2.5 million or 12.9% from $19.4 million during the 2003 period.  Basic earnings per common share for the three months ended March 31, 2004 were $0.46, compared to $0.50 in the same period of 2003.  Diluted earnings per share for the three months ended March 31, 2004 were $0.45.  The decrease is due principally to the reduction in net income, which reflects a $4.8 million decrease in net interest income for the period ended March 31, 2004.

Return on average assets and return on common equity for the three months ended March 31, 2004 were 1.25% and 18.98%, respectively, as compared to the 2003 ratios of 1.38% and 21.01%.  The decrease in return on assets and return on equity is principally due to the decrease in net income.

Results of Operations

Net Interest Income

Net interest income for the three months ended March 31, 2004 was $56.3 million, a decrease of $4.9 million, or 8.0%, from the net interest income of $61.2 million earned during the 2003 period. The decrease was principally due to the combination of a $11.5 million reduction in interest income and a $6.6 million decrease in interest expense resulting from the continued low interest rate environment and a change in the earning asset mix. During the first quarter of 2004, loans comprised 67% of total average earning assets, down from 69% during the comparable period in 2003.  The decrease in the percentage of loans in the earning asset mix reflects the Company’s strategy of focusing on loan quality, rather than seeking to build loan volume that could possibly increase nonperforming assets in a challenging economic environment.  The net interest margin of 4.70% for the quarter ended March 31, 2004 was down from 4.90% for the 2003 period. The decline in net interest margin is due primarily to a reduced interest spread and downward repricing of assets which has outpaced the ability to reprice liabilities and a reduced level of loan fees during the first quarter of 2004.  This is a reflection of the current interest rate levels as well as the competitive environment in which we are operating as we pursue the generation of quality loan assets. A shift in earning asset mix, including increased loan demand, will be necessary for the Company to show any significant increase in net interest margin.  With current economic conditions, the Company expects minimal change in loan volume in the near term.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2004 was $2.4 million, a decrease of $1.1 million, or 31.4%, from the $3.5 million provision during the 2003 period. Net charge-offs were $2.0 million or ..25% (annualized), of average loans for the first quarter of 2004, compared to $4.7 million or .54% for the first quarter of 2003.  Nonperforming assets at March 31, 2004 were $25.4 million, a decrease of $9.8 million, or 27.8%, from $35.2 million at March 31, 2003.  The decrease in nonperforming assets is attributed primarily to two specific credits, an agri-business loan and a construction contract credit, which were included in the March 31, 2003 total.  Nonperforming assets comprised .47 percent and .61 percent of total assets at March 31, 2004 and March 31, 2003, respectively.  Under the merger agreement with BancWest, the Company is required to maintain a loan loss allowance at least equal to the Company’s loan loss allowance as of December 31, 2003.

Noninterest Income

Noninterest income for the three months ended March 31, 2004 was $22.9 million, an increase of $1.0 million, or 4.6%, from the 2003 level of $21.9 million. Insurance commissions, which continue to demonstrate strong growth, were $4.6 million for the 2004 quarter, an increase of $552,000, or 13.5%, from the $4.1 million recorded in the 2003 quarter. Insurance commission growth is partially due to the addition of five agencies during 2003, which at the time of acquisition had estimated annual commission revenue of $1.3 million. Commissions on the sale of investment securities were $3.2 million for the quarter ended March 31, 2004 and an increase of $1.1 million, or 56.0%, from $2.1 million for the quarter ended March 31, 2003, due principally to a stronger stock market, more efficient positioning of the Company as our clients’ primary financial advisor and improved efficiency in the timeliness of performance reports by our third-party provider. Service charges on deposit accounts decreased $123,000 or 1.3%, to $9.3 million as of March 31, 2004, compared to $9.4 million during the 2003 period.  Other income decreased $1.6 million, or 34.8%, from $4.6 million in 2003 to $3.0 million in 2004, principally as a result of a $811,000 reduction in the gain on sale of loans as a result in a decline in the volume of small business administration loans generated.  Noninterest income in the three-month period ended March 31, 2004 included an increase of $1.0 million in net gains on the of sale available-for-sale investment securities over the 2003 period.  The gains in part offset front loaded expenses related to a deposit promotion and a modest repositioning of the investment portfolio in light of the current economic environment.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2004 was $51.8 million, a decrease of $1.1 million, or 2.2%, from the level of $50.7 million during the 2003 period. The increase is due to a $846,000, or 3.0%, increase in salary and benefits from $27.9 million for the three months ended March 31, 2003 to $28.8 million for the three months ended March 31, 2004.  Occupancy expenses increased $181,000, or 2.1%, from $8.6 million at March 31, 2003 to $8.8 million at March 31, 2004, due principally to increases in real estate property taxes.  Data processing expense was $2.0 million at March 31, 2004, a $326,000, or 19.0%, increase from $1.7 million at March 31, 2003, due principally to increased costs associated with our data processing support function.  In addition, other real estate expense declined $246,000, or 66.5%, from $370,000 at March 31, 2003 to $124,000 at March 31, 2004.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2004 was $8.2 million, a decrease of $1.3 million, or 13.7%, from the 2003 level of $9.5 million. The decrease was due principally to the decrease in pre-tax net income.  The effective tax rate for the three months ended March 31, 2004 was 32.76%, the same as for the three months ended March 31, 2003.

Financial Condition

Loans

Total loans were $3.3 billion at March 31, 2004, a decrease of $15.4 million, or 0.5%, from $3.3 billion at December 31, 2003.  The decrease reflects management’s continued reluctance to maintain loan volume at the expense of loan quality.  While the Company continues to seek quality loan opportunities, the current economic environment, in the Company’s judgment, does not provide sufficient opportunities to re-deploy cash flow generated from existing loan repayments.  The Company continues to stress disciplined loan underwriting and strong credit administration.  Loan volumes are below our targets due to pre-payments, aggressive competition and limited new quality loan opportunities throughout the marketplace.

While loan volume is down on both a linked-quarter and year-over-year basis, the Company continues to experience strong activity in select markets and loan segments, specifically indirect consumer and commercial real estate portfolios.  Some markets continue to witness strong commercial and single-family home activity.  The Company continues to approach real estate construction cautiously, and as a result, the construction and land development category at March 31, 2004 decreased  $101 million, or 24.6% since March 31, 2003. Modest growth in the consumer loan portfolio is due to an expanded network of automobile dealers served by the Company’s centralized indirect lending function.  The Company expects continued growth in this portfolio.

The following table presents the Company’s balance of each major category of loans:

	March 31, 2004		December 31, 2003
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in Thousands )
Loan category:
Real estate	$1,585,914	47.9%	$1,562,443	47.0%
Real estate construction	309,609	9.4%	321,323	9.7%
Commercial	572,229	17.3%	582,861	17.5%
Consumer and other	682,698	20.6%	678,457	20.4%
Agricultural	157,760	4.8%	178,488	5.4%
Total loans	3,308,210	100.0%	3,323,572	100.0%
Less allowance for loan losses	(52,558)		(52,231)
Total	$3,255,652		$3,271,341

Nonperforming Assets

At March 31, 2004, nonperforming assets were $25.4 million, a decrease of $841,000 or 3.2% from the $26.3 million level at December 31, 2003. At March 31, 2004, nonperforming loans as a percent of total loans were .60%, down from the December 31, 2003 level of .63%. OREO was $5.5 million at March 31, 2004, a slight increase of $73,000, or 1.3% from $5.5 million at December 31, 2003.

Nonperforming assets of the Company are summarized in the following table:

(Dollars in thousands)	March 31, 2004	December 31, 2003
Loans
Nonaccrual loans	$19,725	$20,630
Restructured loans	179	188
Nonperforming loans	19,904	20,818
Other real estate owned	5,534	5,461
Nonperforming assets	$25,438	$26,279
Loans 90 days or more past due but still accruing	$3,416	$3,220
Nonperforming loans as a percentage of total loans	0.60%	0.63%
Nonperforming assets as a percentage of total assets	0.47%	0.48%
Nonperforming assets as a percentage of loans and OREO	0.77%	0.79%

Allowance for Loan Losses

At March 31, 2004, the allowance for loan losses was $52.6 million, a decrease of $2.3 million from the March 31, 2003 balance of $54.9 million.  Net charge-offs during the three months ended March 31, 2004 were $2.0 million, a decrease of $2.7 million or 57.4% from the $4.7 million during the three months ended March 31, 2003. The decrease in net charge-offs was due principally to the partial charge-off during the first quarter of 2003 of two specific credits, an agri-business loan and a construction contractor credit. Management believes the current allowance for loan losses is appropriate based on management’s assessment of losses inherent in the remaining nonperforming asset portfolio and the reduction in total loans outstanding.

At March 31, 2004, the allowance for loan losses as a percentage of total loans was 1.59%, an increase from the March 31, 2003 level of 1.57%.

The following table sets forth the Company’s allowance for loan losses:

	March 31,
(Dollars in thousands)	2004	2003
Balance at beginning of period	$52,231	$56,156
Charge-offs:
Real estate	528	400
Real estate construction	57	250
Commercial	764	2,227
Consumer and other	2,288	2,757
Agricultural	22	930
Total charge-offs	3,659	6,564
Recoveries:
Real estate	86	192
Real estate construction	—	—
Commercial	257	339
Consumer and other	1,265	1,260
Agricultural	13	25
Total recoveries	1,621	1,816
Net charge-offs	2,038	4,748
Provision charged to operations	2,365	3,487
Balance at end of period	$52,558	$54,895
Allowance as a percentage of total loans	1.59%	1.57%
Annualized net charge-offs to average loans outstanding	0.25%	0.54%

Total Loans	$3,308,210	$3,494,772
Average Loans	3,305,392	3,587,067

Investments

The investment portfolio, consisting of available-for-sale securities, was $1.6 billion at March 31, 2004, a slight increase of $33 million, or 2.1%, from $1.6 billion at December 31, 2003.  At March 31, 2004, the investment portfolio represented 29.2% of total assets, compared with 28.6% at December 31, 2003.  In addition to investment securities, the Company had investments in interest-bearing deposits of $4.4 million at March 31, 2004, an increase of $1.1 million, or 33.3%, from $3.3 million at December 31, 2003.

Deposits

Total deposits were $4.4 billion at March 31, 2004 and December 31, 2003.  Noninterest-bearing deposits at March 31, 2004 were $436 million, a decrease of $12.0 million, or 2.7%, from $448 million at December 31, 2003.  The slight increase in total deposits was principally the result of the continued low interest rate environment and the Company’s focus on maintaining interest bearing liabilities at interest rate levels that contribute to a strong net interest margin. The Company’s core deposits, which are all deposits, excluding time accounts over $100,000, as a percent of total deposits were 88.3% and 88.6% as of March 31, 2004 and December 31, 2003, respectively.  Interest-bearing deposits were $4.0 billion at March 31, 2004 and at December 31, 2003.

Borrowings

Federal funds purchased and securities sold under agreements to repurchase of the Company were $416.7 million as of March 31, 2004, and at December 31, 2003.

Short-term borrowings of the Company were $63.0 million as of March 31, 2004, a decrease of $12.6 million, or 16.7%, from $75.6 million as of December 31, 2003.  The decrease reflects the Company’s strategy of funding short-term liquidity needs in the most cost-effective manner.  Short-term borrowings include borrowing arrangements wherein the original maturity is less than one year, as well as previously classified long-term borrowings maturing within one year, which includes the $50 million, 7.30% Subordinated Notes issued in June 1997 which mature on June 30, 2004.  The Company will pay the notes at maturity and will not refinance. The 7.30% Notes no longer qualify as Tier 2 Capital, as they mature in less than one year.

Long-term debt of the Company was $178.2 million as of March 31, 2004, an increase of $6 million, or 3.5%, from the $172.2 million as of December 31, 2003.

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

The liquidity ratio is one measure of a bank’s ability to meet its current obligations and is defined as the percentage of liquid assets to deposits. Liquid assets include cash and due from banks, unpledged investment securities with maturities of less than one year and federal funds sold. At March 31, 2004 and December 31, 2003, the liquidity ratio was 5.16% and 5.53%, respectively. The level of loans maturing within one year greatly add to the Company’s liquidity position. Including loans maturing within one year, the liquidity ratio was 19.07% and 21.87%, respectively, for the same periods.  The decrease in both liquidity ratios is principally due to the $21 million reduction in cash and the $106 million reduction  in the volume of loans maturing in less than one year.

The Company has revolving lines of credit with its primary lenders, which provide for borrowing up to $85 million. These lines could be utilized to finance stock repurchase activity, underwrite commercial paper and fund other operating expenses. At March 31, 2004, the Company had $5 million in commercial paper outstanding, that is supported by the Company’s revolving line of credit.

The Company maintains available lines of federal funds borrowings at the Federal Reserve Bank of Minneapolis. The Company’s subsidiary bank has the ability to borrow an aggregate of $537 million in federal funds from fourteen nonaffiliated financial institutions. At March 31, 2004, the Company had $74 million outstanding on these lines.

The Company also has a $172 million line of credit from the Federal Reserve under its Primary Credit program, which permits financial institutions with collateralized lines of credit at the Federal Reserve to borrow funds on a short-term basis.  Funds are priced at a spread above the federal funds target rate and are available on an as-needed basis.  At March 31, 2004, there was no balance owing on this line.

Additionally, the Company’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”) System. As part of membership, the Company’s subsidiary bank purchased a modest amount of stock of FHLB and obtained advance lines of credit that represent an aggregate of $450 million in additional funding capacity.  At March 31, 2004, the Company had $38 million outstanding on this line.

The $50 million, 7.30% Subordinated Notes issued in June 1997 are due June 30, 2004.  The Company will pay the notes at maturity and will not refinance.

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

Based on the results of the simulation model as of March 31, 2004, management would expect net interest income to decrease 1.19%, assuming a 100 basis point increase in market rates.  This exposure is within the ALCO guidelines of 1.40%. Assuming rates dropped 100 basis points, management would expect net interest income to decline 3.80%.  This decline exceeds the Company’s internal ALCO guidelines of 1.40%. Under this declining rate scenario, because of projected security prepayments and the assumed floor on transaction account pricing, assets reprice faster than liabilities.  Given the current interest rate environment, management and the Board have discussed and accepted operating outside the approved guidelines.

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

Based on the model results from March 31, 2004, management would expect equity fair value to decline 4.64% assuming a 100 basis point increase in rates.  This exposure is within the ALCO established guidelines of 10.00%.  Assuming rates declined 100 basis points, the model projects a decline in equity fair value of 2.36%.  This exposure is also within the ALCO established policy guidelines of 10.00%.

The Company does not engage in the speculative use of derivative financial instruments.

Capital Management

Shareholders’ equity was $361 million at March 31, 2004, a decrease of $527,000, or 0.1% from $362 million at December 31, 2003.  Unrealized gain on available-for-sale securities, net of taxes, increased $6.2 million, or 87.3% from $7.1 million at December 31, 2003 to $13.3 million at March 31, 2004.  At March 31, 2004, the Company’s Tier 1 capital, total risk-based capital and leverage ratios were 9.60%, 11.33%, and 6.84%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases).  Ratios of 6%, 10%, and 5%, respectively, are generally regarded as well capitalized ratios.  At March 31, 2004, the Company had risk-weighted assets of $3.9 billion.  The March 31, 2004 capital ratios include both the $60 million 7.60% junior subordinated debentures issued March 4, 2003 and the $60 million 8.125% junior subordinated debentures issued March 27, 2002.  Capital and leverage ratios remain substantially within minimum regulatory capital limits for a well-capitalized institution.

Stock Repurchases

During the first quarter of 2004, the Company repurchased 582,500 shares of its common stock at prices ranging from $27.28 to $28.33. The Company has 1,783,000 shares that remain authorized for repurchase under existing authorizations.  Since the first quarter of 2000, the Company has repurchased a total of 14.9 million shares of its common stock, which represents approximately 30% of the shares that were outstanding as of March 2000.  For more information on the share repurchase program, see Part II, Item 2.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments

Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into various business arrangements wherein it may be required by the terms of the arrangement to guarantee or invest additional capital as a result of investment opportunities and financial performance.

Mortgage Loan Joint Venture:  The Company, through its subsidiary bank, and Wells Fargo & Company, through its mortgage subsidiary, formed a joint venture mortgage company for the purpose of providing mortgage origination, documentation, servicing process and support for substantially all the residential mortgage business of the Company.  The Company has 50% ownership and 50% voting rights over the affairs of the joint venture and accordingly records its investment and its continuing share of the income or loss of the joint venture under the equity method of accounting.  As a 50% holder of the joint venture, the Company may be required to increase its investment in the joint venture in the event additional investment capital were required.  As of March 31, 2004, the Company’s investment in the joint venture totaled $46,000.

Federal Reserve Stock:  The Company’s affiliate bank is required by Federal banking regulations to be a member of the Federal Reserve System.  As a member of the Federal Reserve System, the Company may be required to maintain stock ownership in the Federal Reserve System in an amount equal to six percent of the affiliate bank’s paid-in capital and surplus.  The affiliate bank is required and currently has purchased an amount of common stock equal to three percent, or one-half the bank’s subscription amount.  At the discretion of the Federal Reserve System, the bank may be required to increase its investment to an amount equal to the full six percent of its total paid-in capital and surplus.  At March 31, 2004, the Company’s investment in the Federal Reserve System totaled $9.6 million.

Contractual Obligations and Other Commercial Commitments:

In the normal course of business, the Company arranges financing through entering into debt arrangements with various creditors for the purpose of financing specific assets or providing a funding source.  The contract or notional amounts of these financing arrangements at March 31, 2004, as well as the maturity of these commitments are (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(in thousands)
Capital lease obligations	$5,744	$1,479	$2,957	$1,245	$63
Operating leases	8,015	2,318	3,167	1,505	1,025
Demand deposits	436,279	436,279	—	—	—
Savings deposits and interest-bearing checking	2,585,254	2,585,254	—	—	—
Time deposits	1,369,724	1,001,999	283,058	84,373	294
Federal funds purchased	73,800	73,800	—	—	—
Securities sold under agreement to repurchase	342,932	342,932	—	—	—
Other short-term borrowings	62,996	62,996	—	—	—
Long term debt	178,211	—	17,500	35,000	125,711
Lines of credit	682,183	483,076	70,125	23,159	105,823
Standby letters of credit	21,941	17,491	3,499	183	768
Commercial letters of Credit	7,102	6,905	94	103	—
Total	$5,774,181	$5,014,529	$380,400	$145,568	$233,684

Long Term Debt:  At March 31, 2004, the Company had long term debt outstanding of $178.2 million. The subsidiary bank had Federal Home Loan Bank advances totaling $29.5 million outstanding at March 31, 2004.

Also at March 31, 2004, the subsidiary bank had a $25 million unsecured subordinated term note payable to a non-affiliated bank, with a maturity date of December 22, 2007.  The subsidiary bank note payable is subject to covenants that include remaining in compliance with all regulatory agency requirements, providing timely financial information and providing access to certain Company records.  The Company believes it is in full compliance with all long-term debt covenants at March 31, 2004.

At March 31, 2004, the Company has unconditionally guaranteed the obligation of CFB Capital IV, under the $60 million, 7.60% junior subordinated debentures issued March 4, 2003, and the obligation of CFB Capital III, under the $60 million, 8.125% junior subordinated debentures issued March 27, 2002. The $60 million Capital IV securities, which mature March 15, 2033, may be redeemed any time on or after March 15, 2008.  The $60 million Capital III securities, which mature April 15, 2032, may be redeemed any time on or after April 15, 2007.

Capital Lease Obligations:  The Company frequently acquires the rights to equipment used in the operation of the Company by entering into long-term capital leases.  At March 31, 2004, the Company was liable for the payment of lease schedules associated with the acquisition of equipment and premises totaling $4,958,000, exclusive of finance charges.  The effect of capital leases recorded at March 31, 2004 is summarized in the table above.

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:  risk of loans and investments, including dependence on local economic conditions; competition for the Company’s customers from other providers of financial services; possible adverse effects of changes in interest rates; balance sheet and critical ratio risks related to the share repurchase program; risks related to the Company’s acquisition and market extension strategy, including risks of adversely changing results of operations and factors affecting the Company’s ability to consummate further acquisitions or extend its market, and other risks detailed in the Company’s filings with the Securities and Exchange Commission, including the risks identified in the Company’s Form 10-K filed with the Commission on March 12, 2004, all of which are difficult to predict and many of which are beyond the control of the Company.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2003 in the Company’s Form 10-K and Annual Report.

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

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings:

None.

Item 2.             Changes in Securities, Use of Proceeds and Issuer Repurchase of Securities:

The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of Common Stock.

Company Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares Yet to Purchase
January 2004	219,700	$27.98	854,300	2,145,700
February 2004	362,800	$27.76	1,217,100	1,782,900
March 2004	0	n/a	1,217,100	1,782,900

(1)              The Company repurchased an aggregate of 582,500 shares of common stock pursuant to the repurchase program that the Company announced on April 24, 2003 (the “Program”).

(2)              The Company’s board of directors approved the repurchase by the Company of up to an aggregate of 3,000,000 shares of common stock, without limitation to aggregate value, pursuant to the Program.  Unless terminated earlier by resolution of the board of directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereafter.

(3)              At the present time, the Company does not intend to make further purchases under this Program.  The Company has suspended its repurchase program due to the merger with BancWest.  The merger agreement contains a covenant prohibiting the Company from repurchasing its common stock.

Item 3.             Defaults upon Senior Securities:

None.

Item 4.             Submission of Matters to a Vote of Security Holders:

None.

Item 5.             Other Information:

On March 16, 2004, the Company and BancWest Corporation announced they had signed a definitive agreement wherein the Company would be acquired by BancWest Corporation, issued a press release and filed a current report on Form 8-K with the Commission.

In light of the pending transaction, the Company postponed its scheduled April 20, 2004 Annual Meeting of Shareholders.  The Company expects that its Annual Meeting of Shareholders will be held in conjunction with the meeting at which its shareholders will vote on the transaction with BancWest Corporation.

Item 6.             Exhibits and Reports on Form 8-K:

(a)                      Exhibits:

12.1                Statement re computation of ratios.

31.1                Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2                Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32                         Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

(b)                     Reports on Form 8-K:

During the quarter, the Company furnished to or filed with the Commission the following reports on Form 8-K.

On January 15, 2004, the Company furnished a current report under Items 9 and 12 on Form 8-K related to a press release dated January 15, 2004 announcing the Company’s results for the quarter ended December 31, 2003.

On March 16, 2004, the Company filed a current report under Item 5 on Form 8-K related to the announcement of an Agreement and Plan of Merger dated March 15, 2004 among BancWest Corporation, Newco, Inc. and the Company, pursuant to which BancWest Corporation has agreed to acquire the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.

Date: May 6, 2004	/s/	Mark A. Anderson
Mark A. Anderson
President and Chief Executive Officer

Date: May 6, 2004	/s/	Craig A. Weiss
Craig A. Weiss
Executive Vice President and Chief Financial Officer