Form 10-Q
period 2004-06-30
COMMUNITY FIRST BANKSHARES INC
filed 2004-08-09
CIK 857593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At August 6, 2004, 36,912,314 shares of Common Stock were outstanding.

COMMUNITY FIRST BANKSHARES, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2004

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$217,639	$234,076
Interest-bearing deposits	7,522	3,319
Available-for-sale securities	1,560,510	1,563,419
Loans	3,430,827	3,323,572
Less: Allowance for loan losses	(52,762)	(52,231)
Net loans	3,378,065	3,271,341
Bank premises and equipment, net	133,997	131,008
Accrued interest receivable	28,369	28,696
Bank owned life insurance	84,628	83,121
Goodwill	63,448	63,448
Other intangible assets	30,519	30,402
Other assets	69,698	56,277
Total assets	$5,574,395	$5,465,107
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$442,076	$447,648
Interest-bearing:
Savings and NOW accounts	2,607,772	2,552,056
Time accounts over $100,000	490,024	501,440
Other time accounts	848,207	888,066
Total deposits	4,388,079	4,389,210
Federal funds purchased and securities sold under agreements to repurchase	472,433	416,689
Other short-term borrowings	155,000	75,577
Long-term debt	169,211	172,211
Accrued interest payable	11,871	13,081
Other liabilities	32,224	36,539
Total liabilities	5,228,818	5,103,307

Shareholders’ equity:
Common stock, par value $.01 per share:
Authorized Shares – 80,000,000
Issued Shares – 51,021,896	510	510
Capital surplus	195,302	194,911
Retained earnings	448,850	432,574
Accumulated other comprehensive (loss) income	(11,744)	7,053
Less cost of common stock in treasury -
June 30, 2004 – 14,110,582 shares
December 31, 2003 – 13,664,482 shares	(287,341)	(273,248)
Total shareholders’ equity	345,577	361,800
Total liabilities and shareholders’ equity	$5,574,395	$5,465,107

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans	$55,608	$61,410	$110,151	$124,620
Investment securities	15,260	17,651	31,259	36,434
Interest-bearing deposits	17	16	26	28
Federal funds sold and resale agreements	—	1	1	1
Total interest income	70,885	79,078	141,437	161,083

Interest expense:
Deposits	9,005	12,662	18,207	27,369
Short-term and other borrowings	1,241	1,480	2,326	2,838
Long-term debt	3,880	4,220	7,807	8,996
Total interest expense	14,126	18,362	28,340	39,203
Net interest income	56,759	60,716	113,097	121,880
Provision for loan losses	2,367	3,487	4,732	6,974
Net interest income after provision for loan losses	54,392	57,229	108,365	114,906
Noninterest income:
Service charges on deposit accounts	9,724	9,999	18,981	19,379
Insurance commissions	3,837	3,364	8,470	7,445
Fees from fiduciary activities	1,264	1,449	2,570	2,727
Security sales commissions	2,418	2,310	5,618	4,361
Bank owned life insurance income	804	871	1,693	1,724
Net gain on sales of available-for-sale securities	790	1,795	2,301	2,259
Other	4,378	3,296	6,501	7,055
Total noninterest income	23,215	23,084	46,134	44,950
Noninterest expense:
Salaries and employee benefits	27,085	28,246	55,845	56,160
Net occupancy	8,548	8,435	17,337	17,043
FDIC insurance	166	185	330	376
Legal and accounting	840	879	1,177	1,286
Other professional services	877	1,217	1,864	2,106
Advertising	1,057	1,023	2,099	1,953
Telephone	1,438	1,628	2,912	3,154
Acquisition and integration expense	925	—	925	—
Data processing	1,984	1,860	4,028	3,578
Amortization of intangibles	905	840	1,772	1,671
Other	7,386	7,684	14,674	15,359
Total noninterest expense	51,211	51,997	102,963	102,686

Income before income taxes	26,396	28,316	51,536	57,170
Provision for income taxes	8,948	9,230	17,184	18,683
Net income	$17,448	$19,086	$34,352	$38,487

See accompanying notes.

(Dollars in thousands, except per share data) (Unaudited)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Earnings per common and common equivalent share:
Basic net income	$0.47	$0.50	$0.93	$1.00
Diluted net income	$0.47	$0.49	$0.92	$0.99

Average common shares outstanding:
Basic	36,889,249	38,371,159	36,965,297	38,485,552
Diluted	37,519,873	38,850,493	37,516,977	38,946,844

Dividends per share	$0.24	$0.22	$0.48	$0.44

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands) (Unaudited)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$17,448	$19,086	$34,352	$38,487
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(40,753)	3,277	(28,820)	(3,605)
Related taxes	16,135	(1,305)	11,404	1,418
Less: Reclassification adjustment for gains included in net income	(790)	(1,795)	(2,301)	(2,259)
Related taxes	316	718	920	904
Other comprehensive income (loss)	(25,092)	895	(18,797)	(3,542)
Comprehensive income (loss)	$(7,644)	$19,981	$15,555	$34,945

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$34,352	$38,487
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,732	6,974
Depreciation	8,988	5,869
Amortization of intangibles	1,772	1,671
Net amortization of premiums (discounts) on securities	4,088	3,619
Net (gain) on sale of available-for-sale securities	(2,301)	(2,259)
Decrease in interest receivable	327	3,382
Decrease in interest payable	(1,210)	(1,857)
Other - net	(8,808)	(32,172)
Net cash provided by operating activities	41,940	23,714

Cash flows from investing activities:
Net increase in interest-bearing deposits	(4,203)	(777)
Purchases of available-for-sale securities	(483,974)	(816,567)
Maturities of available-for-sale securities	332,487	714,554
Sales of securities, net of gains	121,488	178,590
Net (increase) decrease in loans	(111,456)	143,048
Net increase in bank premises and equipment	(11,977)	(6,328)
Net cash (used in) provided by investing activities	(157,635)	212,520

Cash flows from financing activities:
Net increase in demand deposits, savings and NOW accounts and savings accounts	50,144	10,106
Net decrease in time accounts	(51,275)	(218,604)
Net increase in short-term & other borrowings	135,167	6,083
Net decrease in long-term debt	(3,000)	(15,000)
Purchase of common stock held in treasury	(16,303)	(18,599)
Sale of common stock held in treasury	2,228	4,100
Common dividends paid	(17,703)	(16,935)
Net cash provided by (used in) financing activities	99,258	(248,849)
Net decrease in cash and cash equivalents	(16,437)	(12,615)
Cash and cash equivalents at beginning of period	234,076	242,887
Cash and cash equivalents at end of period	$217,639	$230,272

See accompanying notes.

COMMUNITY FIRST BANKSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

Note B – BUSINESS COMBINATIONS

On March 16, 2004, the Company and BancWest Corporation announced that they had entered into an agreement and plan of merger pursuant to which BancWest would acquire the Company.  Under the merger agreement, BancWest has agreed to pay $32.25 for each share of Company common stock.  The boards of directors of BancWest Corporation, the Company, and the board of BancWest’s parent, BNP Paribas have approved the transaction.  The transaction requires approval of Company shareholders and the Board of Governors of the Federal Reserve System.  Company shareholders approved the transaction at the June 30, 2004 Annual Meeting.  Upon approval of the Federal Reserve and the expiration of the required post-approval waiting period, the transaction is expected to close during the third quarter of 2004.  Following the transaction, the Company and its subsidiary Community First National Bank will merge into Bank of the West, at which time all Community First branches will become branches of Bank of the West, a banking subsidiary of BancWest Corporation.

On April 1, 2004, the Company, through its indirect insurance subsidiary, completed the purchase of: (i) Shepard Insurance Agency in Englewood, Colorado; (ii) an insurance book of business from Western Insurance Agency of Cody, Wyoming; (iii) and the renewal rights to client accounts of Van Gilder Insurance Corporation, Sterling, Colorado.  At the time of the three transactions, the agencies had approximately $891,000 in annual aggregate commission revenue.

On January 2, 2004, the Company, through its indirect insurance subsidiary, completed the purchase of Arnold & Arnold, Inc., an insurance agency in Littleton, Colorado. At the time of the transaction, the agency had approximately $250,000 in annual commission revenue.

Note C – ACCOUNTING CHANGES

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (as revised).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51,

Consolidated Financial Statement, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The recognition and measurement provisions of this Interpretation are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, until the end of the first interim or annual reporting period beginning after December 15, 2003. The Company adopted the accounting provisions of FIN 46 for existing variable interest entities on October 1, 2003.  Adoption of FIN 46 with regard to existing variable interest entities did not have a material effect on the Company’s financial statements. The Company determined that the provisions of FIN 46 required de-consolidation of subsidiary trusts which issued Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”).  Prior to the adoption of FIN 46, the Company consolidated the trusts and included the Trust Preferred Securities of the trusts in the mezzanine section of the statement of financial condition.  Upon adoption of the accounting provisions of FIN 46, the trusts were de-consolidated and the junior subordinated debentures of the Company owned by the trusts are reflected as long-term debt in the statements of financial condition.  The Trust Preferred Securities currently qualify as Tier 1 capital of the Company for regulatory capital purposes.  On May 6, 2004, the Federal Reserve issued a proposed rule that would retain trust preferred securities as Tier 1 Capital, but after a three-year transition period, would be subject to stricter quantitative limits and clearer qualitative standards. As provided by FIN 46, the Company restated its financial statements to reflect the adoption for all periods presented.

In May 2003, the FASB issued Statement No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities.  FAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  However, in November 2003, the FASB announced that the provisions as they relate to certain mandatorily redeemable securities, (including the Company’s Trust Preferred Securities) were delayed indefinitely.

Note D – STOCK BASED COMPENSATION

At June 30, 2004, the Company had one stock-based employee compensation plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation expense is reflected in net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$17,448	$19,086	$34,352	$38,487
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(480)	(888)	(1,025)	(1,541)

Pro forma net income	$16,968	$18,198	$33,327	$36,946

Earnings per share:
Basic – as reported	$0.47	$0.50	$0.93	$1.00
Basic – pro forma	$0.46	$0.47	$0.90	$0.96

Diluted – as reported	$0.47	$0.49	$0.92	$0.99
Diluted – pro forma	$0.45	$0.47	$0.89	$0.95

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

The following weighted-average assumptions were used in the valuation model:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Risk free interest rate	3.21%	3.67%	3.62%	3.58%
Dividend yield	3.27%	3.44%	3.49%	3.43%
Price volatility	.220	.256	.252	.256
Expected life (years)	4.50	7.30	7.39	7.08

Note E – INVESTMENTS

The following is a summary of available-for-sale securities at June 30, 2004 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury	$41,420	$36	$434	$41,022
United States Government agencies	369,615	246	10,577	359,284
Mortgage-backed securities	1,075,742	6,633	16,338	1,066,037
Collateralized mortgage obligations	1,559	14	—	1,573
State and political securities	59,226	1,512	291	60,447
Other securities	32,392	43	288	32,147
	$1,579,954	$8,484	$27,928	$1,560,510

The Company had no held-to-maturity securities at June 30, 2004 and 2003.

Proceeds from the sale of available-for-sale securities during the three months ended June 30, 2004 and 2003 were $53,467,000 and $116,501,000, respectively.  Gross gains of $1,161,000 and $1,795,000 were realized on sales during the three months ended June 30, 2004 and 2003, respectively.  Gross losses of $371,000 and $0 were realized on sales during the three months ended June 30, 2004 and 2003, respectively.  Gains and losses on disposition of these securities were computed using the specific identification method.

Provided below is a summary of available-for-sale securities which were in an unrealized loss position at June 30, 2004.  Approximately 30.3% of the unrealized loss was comprised of securities in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States Treasury	$29,915	$(400)	$1,031	$(34)	$30,946	$(434)
United States Government agencies	263,917	(6,704)	48,828	(3,873)	312,745	(10,477)
Mortgage-backed securities	704,713	(12,027)	123,667	(4,311)	828,380	(16,338)
Collateralized mortgage obligations	0	0	0	0	0	0
State and political securities	8,672	(291)	0	0	8,672	(291)
Other securities	3,022	(40)	4,355	(248)	7,377	(288)
Total	$1,010,239	$(19,462)	$177,881	$(8,466)	$1,188,120	$(27,928)

Note F – LOANS

The composition of the loan portfolio at June 30, 2004 was as follows (in thousands):

Real estate	$1,608,437
Real estate construction	333,797
Commercial	565,669
Consumer and other	753,264
Agriculture	169,660
3,430,827
Less allowance for loan losses	(52,762)
Net loans	$3,378,065

Note G – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk.  These financial instruments include commitments to extend credit and letters of credit.  Since the conditions requiring the Company to fund letters of credit may not occur and since customers may not utilize the total loan commitments, the Company expects its liquidity requirements to be less than the outstanding commitments.  The contract or notional amounts of these financial instruments at June 30, 2004 were as follows (in thousands):

Commitments to extend credit	$715,168
Standby and commercial letters of credit	33,833

Note H – GUARANTEES OF INDEBTEDNESS OF OTHERS

Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at June 30, 2004, is approximately $26 million with a weighted average term of approximately nine months. The fair value of standby letters of credit is not material to the Company’s financial statements.

Note I – SUBORDINATED NOTES

At June 30, 2004, the Company had a $40 million unsecured subordinated demand note issued in June 2004, with interest payable monthly.  The note bears interest at the rate of LIBOR, plus 75 basis points.  At June 30, 2004, the subsidiary bank had a $25 million unsecured subordinated term note, maturing on December 22, 2007.  The subsidiary bank note bears interest at the rate of LIBOR, plus 140 basis points.

Note J – INCOME TAXES

The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate was as follows (in thousands):

For the six months ended, June 30, 2004
35% of pretax income	$18,038
State income tax, net of federal tax benefit	1,437
Tax-exempt interest	(1,479)
Bank owned life insurance	(593)
Other	(219)
Provision for income taxes	$17,184

Note K – JUNIOR SUBORDINATED DEBENTURES

The Company has unconditionally guaranteed the obligation of CFB Capital III, under the $60 million, 8.125% junior subordinated debentures issued March 27, 2002 and the obligation of CFB Capital IV, under the $60 million, 7.60% junior subordinated debentures issued March 4, 2003.  The $60 million Capital III securities, which mature April 15, 2032 may be redeemed any time on or after April 15, 2007.  The $60 million Capital IV securities, which mature March 15, 2033, may be redeemed at any time on or after March 15, 2008. At June 30, 2004, $120 million in capital securities qualified as Tier I capital under capital guidelines of the Federal Reserve.  Refer to Note C – Accounting Changes for a discussion of FIN 46 and its impact on the recording and reporting of these securities on the Company’s financial statements.

Note L – SUPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30 (in thousands)	2004	2003
Unrealized loss on available-for-sale securities	$(31,121)	$(5,864)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion of the Company’s financial condition as of June 30, 2004 and December 31, 2003, and its results of operations for the three and six-month periods ended June 30, 2004 and 2003.

Merger Transaction

On March 16, 2004, the Company and BancWest Corporation announced the signing of a definitive agreement in which BancWest would acquire the Company.  Under terms of the agreement, BancWest will pay $32.25 for each share of Company common stock.  The boards of directors of BancWest Corporation, the Company, and the board of BancWest’s parent, BNP Paribas, have approved the transaction.  Company shareholders approved the transaction at their June 30, 2004 Annual Meeting.  The transaction requires approval of the Board of Governors of the Federal Reserve System.  Upon approval of the Federal Reserve and expiration of the required post-approval waiting period, the transaction is expected to close during the third quarter of 2004.  Following the transaction, the Company and its subsidiary Community First National Bank will merge into Bank of the West, a banking subsidiary of BancWest Corporation, at which time, all Community First branches will become branches of Bank of the West, a banking subsidiary of BancWest Corporation.

The merger agreement includes terms and conditions which affect the conduct of the Company’s business until the merger is completed or the agreement is terminated.  Among other things, the merger agreement generally requires the Company to carry on business in the ordinary course consistent with past practice and in accordance with sound banking practices, and to observe in all material respect its legal and contractual obligations.  The merger agreement generally restricts the ability of the Company to make material changes in any aspect of the conduct of its business without the consent of BancWest, including significant capital expenditures, new material lines of business or the disposition of assets or incurring of obligations outside of the ordinary course of business.  The Company is in compliance with its obligations under the merger agreement.

Strategic Initiatives

The Company implemented a centralized credit process, which, completed during the second quarter, offers a complete range of decision, origination, documentation and collection services to all Company offices through a Fargo, North Dakota location.

During 2003, the Company initiated a strategy, which consists of a market extension model, wherein the Company intends to open additional offices in selected areas of the Company’s current geographic footprint that the Company believes are growth or emerging growth markets.  The initial market extension office located in Lino Lakes, Minnesota was opened on February 16, 2004.  The Company opened a second office in Blaine, Minnesota during the second quarter of 2004 and anticipates two additional offices in Lakeville and Inver Grove Heights, Minnesota later in 2004 and two offices in Chaska and Chanhassen, Minnesota in early 2005.  All six of these locations are located in the Twin Cities metropolitan area.  Additional offices are expected to be within the 12-state area within which the Company currently operates, including the suburban Minneapolis-St. Paul, Minnesota and Denver, Colorado areas.  Services provided at the new locations will be determined by the opportunities identified in that area, and may include business, retail, investment sales, insurance products, mortgage products and wealth management. The addition of these offices is not expected to have a material impact on the Company’s financial condition or results of operation during 2004.  The Company has announced that it plans to open 30 new offices by 2007.

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

The Company continues to focus on insurance agency acquisitions and the commitment to providing insurance in each of its markets.  During 2004, through its insurance subsidiary, the Company has completed four separate transactions which, at the time of acquisition, had annual commission revenue of approximately $1.1 million.  During 2003, through its insurance subsidiary, the Company completed the purchase of five insurance agencies, which at the time of acquisition, had a combined annual commission revenue of approximately $1.3 million.

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

The Company believes the annual testing for impairment of goodwill is a critical accounting policy that requires significant judgment and estimates. The Company performed its initial annual impairment test during the fourth quarter of 2003.  The test indicated no impairment existed, thus no adjustment to the carrying amount of goodwill was recorded.  The Company will perform its annual impairment test during the fourth quarter of each year.  The Company uses a multi-period discounted earnings model to determine if the equity fair value of the underlying reporting unit is equal to or greater than the current book value.  The model is based on management’s estimate of the Company’s projected earnings stream over the following five years. The valuation model includes various management estimates and assumptions and thus, to the extent these estimates and assumptions vary from actual future results, are subject to error and may not be indicative of actual impairment.

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

Overview

For the three months ended June 30, 2004, net income was $17.4 million, a decrease of $1.7 million or 8.9% from the $19.1 million during the 2003 period.  Basic earnings per common share was $0.47 for the three months ended June 30, 2004 and $0.50 for the three months ended June 30, 2003.  Diluted earnings per share for the three months ended June 30, 2004 was $0.47 compared to $0.49 for the three months ended June 30, 2003.

Return on average assets and return on common equity for the three months ended June 30, 2004 were 1.27% and 20.11%, respectively, as compared to the 2003 ratios of 1.36% and 22.45%.  The decrease in return on assets and return on equity is principally due to the decrease in net income.

For the six months ended June 30, 2004, net income was $34.4 million, a decrease of $4.1 million or 10.6% from $38.5 million during the 2003 period.  Basic earnings per common share for the six months ended June 30, 2004 were $0.93, compared to $1.00 in the same period in 2003.  Diluted earnings per share for the six months ended June 30, 2004 were $0.92 as compared to $0.99 in the same period in 2003.  The decrease in earnings per share is due to the decrease in net income.

Return on average assets and return on common equity for the six months ended June 30, 2004 were 1.26% and 19.54%, respectively, as compared to the 2003 ratios of 1.37% and 20.73%.  The decrease in return on assets and return on equity is principally due to a decrease in net income.

Results of Operations

Net Interest Income

Net interest income for the three months ended June 30, 2004 was $56.8 million, a decrease of $3.9 million, or 6.4%, from the net interest income of $60.7 million earned during the 2003 period. The decrease was principally due to the combination of a $8.2 million reduction in interest income and a $4.3 million decrease in interest expense resulting from the continued low interest rate environment. During the second quarter of 2004, loans comprised 68% of total average earning assets, the same as during the comparable period in 2003.  The net interest margin of 4.68% for the period ended June 30, 2004 was down from 4.87% for the 2003 period.  The decline in interest margin is due primarily to a reduced interest spread and downward repricing of assets which has outpaced the ability to reprice liabilities and a reduced level of loan fees during the second quarter of 2004.  This is a reflection of the current interest rate levels as well as the competitive environment in which we are operating as we pursue the generation of quality loan assets.  A shift in earning asset mix, including increased loan demand, will be necessary for the Company to show any significant increase in net interest margin.  With the current economic conditions, the Company expects modest growth in loan volume in the near term.

Net interest income for the six months ended June 30, 2004 was $113.1 million, a decrease of $8.8 million, or 7.2%, from the net interest income of $121.9 million earned during the corresponding 2003 period. The decrease was principally due to the combination of a $19.7 million reduction in interest income and a $10.9 million decrease in interest expense resulting from a $200.4 million decrease in average earning assets, coupled with an 20 basis point decrease in net interest margin.  The net interest margin of 4.69% for the period ended June 30, 2004 was down from 4.89% for the corresponding 2003 period.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2004 was $2.4 million, a decrease of $1.1 million, or 31.4%, from the $3.5 million provision during the 2003 period. Net charge-offs were $2.2 million or ..26 percent (annualized) of average loans for the second quarter of 2004, compared to $4.2 million or .49 percent for the second quarter of 2003.  The second quarter 2003 net charge-offs included the partial charge-off of two loans, an agri-business loan and a contractor construction credit, which were previously classified as nonperforming.  Nonperforming assets at June 30, 2004 were $23.5 million, a decrease of $8.7 million, or 27.0% from $32.2 million at June 30, 2003.  The decrease in nonperforming assets is attributed primarily to two credits included in the 2003 period.  Nonperforming assets comprised .42 percent and .58 percent of total assets at June 30, 2004 and June 30, 2003, respectively.

The provision for loan losses for the six months ended June 30, 2004 was $4.7 million, a decrease of $2.3 million, or 32.9%, from the $7.0 million provision during the corresponding 2003 period.

Noninterest Income

Noninterest income for the three months ended June 30, 2004 was $23.2 million, an increase of $131,000, or 0.6%, from the 2003 level of $23.1 million. Insurance commissions, which continue to demonstrate strong growth, were $3.8 million for the 2004 quarter, an increase of $473,000 or 14.1% from the $3.4 million recorded in the 2003 quarter. Insurance commission growth is partially due to the addition of five agencies during 2003, which at the time of acquisition had estimated annual commission revenue of $1.3 million.  During the second quarter of 2004, the Company, through its insurance subsidiary, completed three insurance acquisitions, which at the time of acquisition had approximately $891,000 in annual commission revenue.  Commissions on the sale of investment securities were $2.4 million for the quarter ended June 30, 2004 which represented an increase of $108,000, or 4.7% from $2.3 million for the quarter ended June 30, 2003.  In line with a 1.4% decrease in average deposits during the three months ended June 30, 2004, compared to the 2003 period, service charges on deposit accounts decreased $275,000 or 2.8%, to $9.7 million as of June 30, 2004, compared to $10.0 million during the 2003 period. Non interest income for the three-month period ended June 30, 2003, included $1.0 million more in net gains on the sale of investment securities, than during the 2004 period.  These gains were recognized, in part to offset approximately $530,000 of prepayment penalties incurred to prepay long-term Federal Home Loan bank advances during 2003. Other income increased $1.1 million or 33.3% from $3.3 million in 2003 to $4.4 million in 2004.  The 2004 period included a $664,000 adjustment to the carrying value of fixed assets.

Noninterest income for the six months ended June 30, 2004 was $46.1 million, an increase of $1.1 million, or 2.4%, from the 2003 level of $45.0 million.  Investment sales commissions increased $1.2 million, or 27.3%.  Insurance commissions increased $1.1 million or 14.9%.  These increases were offset in part by a $398,000, or 2.1% decrease in service charges on deposit accounts.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2004 was $51.2 million, a decrease of $786,000, or 1.5%, from the level of $52.0 million during the 2003 period.  The decrease reflects the Company’s continued focus on expense control.  Salary and benefits for the three months ended June 30, 2004 was $27.1 million, a decrease of $1.1 million or 3.9% from $28.2 million at June 30, 2003, partially attributed to a lower level of insurance premiums due to a reduction in the funding requirements of the Company’s health care plan.  In addition, operating efficiencies related to strategic initiatives implemented during 2003 and a slight reduction in staff levels resulting from the announced acquisition by BancWest have contributed to a lower expense level.  Net occupancy increased $113,000 or 1.3% from $8.4 million during the three-month period ended June 30, 2003 to $8.5 million for the three-month period ended June 30, 2004.  During the second quarter of 2004, the Company incurred $925,000 of acquisition and integration expense, including $376,000 in legal and accounting fees, $335,000 in printing and distribution cost associated with rescheduling the annual shareholders meeting and $214,000 of other expenses, all related to the announced acquisition of the Company by BancWest.

Noninterest expense for the six months ended June 30, 2004 was $103.0 million, an increase of $277,000, or 0.3%, from the level of $102.7 million during the 2003 period.  The 2003 period included a $530,000 early payment penalty, wherein the Company elected to pay off various Federal Home Loan Bank borrowings, which carried higher than market interest rates.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2004 was $8.9 million, a decrease of $282,000, or 3.1%, from the 2003 level of $9.2 million. The decrease was due principally to the decrease in pre-tax net income.  The effective tax rate for the three months ended June 30, 2004 was 33.90%, as compared to 32.60% for the three months ended June 30, 2003.

The provision for income taxes for the six months ended June 30, 2004 was $17.2 million, a decrease of $1.5 million, or 8.0%, from the 2003 level of $18.7 million.  The decrease was due primarily to the decrease in pre-tax net income.

Financial Condition

Loans

Total loans were $3.4 billion at June 30, 2004, an increase of $107 million, or 3.2% from $3.3 billion at December 31, 2003.  The increase reflects improved quality loan opportunities. The Company continues to stress disciplined loan underwriting and strong credit administration.  Loan volumes are below our targets due to pre-payments, aggressive competition and limited new quality loan opportunities throughout the marketplace.

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

The following table presents the Company’s balance of each major category of loans:

	June 30, 2004		December 31, 2003
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in Thousands )
Loan category:
Real estate	$1,608,437	46.9%	$1,562,443	47.0%
Real estate construction	333,797	9.7%	321,323	9.7%
Commercial	565,669	16.5%	582,861	17.5%
Consumer and other	753,264	22.0%	678,457	20.4%
Agricultural	169,660	4.9%	178,488	5.4%
Total loans	3,430,827	100.0%	3,323,572	100.0%
Less allowance for loan losses	(52,762)		(52,231)
Total	$3,378,065		$3,271,341

Nonperforming Assets

At June 30, 2004, nonperforming assets were $23.5 million, a decrease of $2.8 million or 10.6% from the $26.3 million level at December 31, 2003. At June 30, 2004, nonperforming loans as a percent of total loans were .56%, down from the December 31, 2003 level of .63%. OREO was $4.1 million at June 30, 2004, a decrease of $1.4 million, or 25.5% from $5.5 million at December 31, 2003.

Nonperforming assets of the Company are summarized in the following table:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Loans
Nonaccrual loans	$19,177	$20,630
Restructured loans	170	188
Nonperforming loans	19,347	20,818
Other real estate owned	4,112	5,461
Nonperforming assets	$23,459	$26,279
Loans 90 days or more past due but still accruing	$3,819	$3,220
Nonperforming loans as a percentage of total loans	0.56%	0.63%
Nonperforming assets as a percentage of total assets	0.42%	0.48%
Nonperforming assets as a percentage of loans and OREO	0.68%	0.79%

Allowance for Loan Losses

At June 30, 2004, the allowance for loan losses was $52.8 million, a decrease of $1.4 million from the June 30, 2003 balance of $54.2 million.  Net charge-offs during the three months ended June 30, 2004 were $2.2 million, a decrease of $2.0 million or 47.6% from the $4.2 million during the three months ended June 30, 2003. The decrease in net charge-offs was due principally to the partial charge-off during the second quarter of 2003 of two specific credits, an agri-business loan and a construction contractor credit. Management believes the current allowance for loan losses is appropriate based on management’s assessment of losses inherent in the remaining nonperforming asset portfolio and the reduction in total loans outstanding.

At June 30, 2004, the allowance for loan losses as a percentage of total loans was 1.54%, a decrease from the June 30, 2003 level of 1.58%.

The following table sets forth the Company’s allowance for loan losses for the quarter ended::

	June 30,
(Dollars in thousands)	2004	2003
Balance at beginning of period	$52,558	$54,895
Charge-offs:
Real estate	369	309
Real estate construction	338	17
Commercial	625	1,782
Consumer and other	1,898	2,315
Agricultural	53	1,288
Total charge-offs	3,283	5,711
Recoveries:
Real estate	44	35
Real estate construction	—	—
Commercial	169	326
Consumer and other	893	1,153
Agricultural	14	2
Total recoveries	1,120	1,516
Net charge-offs	2,163	4,195
Provision charged to operations	2,367	3,487
Balance at end of period	$52,762	$54,187
Allowance as a percentage of total loans	1.54%	1.58%
Annualized net charge-offs to average loans outstanding	0.26%	0.49%

Total Loans	$3,430,827	$3,425,902
Average Loans	3,364,033	3,456,376

Investments

The investment portfolio, consisting of available-for-sale securities, was $1.6 billion at June 30, 2004, and December 31, 2003.  At June 30, 2004, the investment portfolio represented 28.0% of total assets, compared with 28.6% at December 31, 2003.  In addition to investment securities, the Company had investments in interest-bearing deposits of $7.5 million at June 30, 2004, an increase of $4.2 million, or 127.3% from $3.3 million at December 31, 2003.  The unrealized loss on available-for-sale securities of $19.4 million at June 30, 2004 represents a $31.1 million decrease from the unrealized gain on available-for-sale securities at December 31, 2003.  The decrease in the market value of the current investment portfolio is attributed principally to the increase in market interest rates during the first six months of 2004.

Deposits

Total deposits were $4.4 billion at June 30, 2004 and December 31, 2003.  Noninterest-bearing deposits at June 30, 2004 were $442 million, a decrease of $6.0 million, or 1.3%, from $448 million at December 31, 2003.  The slight decrease in total deposits was principally the result of continued low interest rate environment and the Company’s focus on maintaining interest bearing liabilities at interest rate levels that contribute to a strong net interest margin. The Company’s core deposits which are all deposits, excluding time accounts over $100,000, as a percent of total deposits were 88.8% and 88.6% as of June 30, 2004 and December 31, 2003, respectively.  Interest-bearing deposits were $3.9 billion at June 30, 2004 and at December 31, 2003.

Borrowings

Federal funds purchased and securities sold under agreements to repurchase were $472.4 million as of June 30, 2004, an increase of $55.7 million, or 13.4% from $416.7 million at December 31, 2003.

Short-term borrowings of the Company were $155.0 million as of June 30, 2004, an increase of $79.4 million, or 105.0%, from $75.6 million as of December 31, 2003.  The increase reflects the Company’s strategy of funding short-term liquidity needs in the most cost-effective manner.  The Company borrowed $40 million on an unsecured basis from a non-affiliated bank to repay in part $50 million of 7.30% subordinated notes that the Company issued in 1997.  Short-term borrowings include borrowing arrangements wherein the original maturity is less than one year.

Long-term debt of the Company was $169.2 million as of June 30, 2004, a decrease of $3 million, or 1.7%, from the $172.2 million as of December 31, 2003.

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

The liquidity ratio is one measure of a bank’s ability to meet its current obligations and is defined as the percentage of liquid assets to deposits. Liquid assets include cash and due from banks, unpledged investment securities with maturities of less than one year and federal funds sold. At June 30, 2004 and December 31, 2003, the liquidity ratio was 5.03% and 5.53%, respectively. The level of loans maturing within one year greatly add to the Company’s liquidity position. Including loans maturing within one year, he liquidity ratio was 17.58% and 21.87%, respectively, for the same periods.  The decrease in both liquidity ratios is principally due to the $16 million reduction in cash and the $167 million reduction in the volume of loans maturing in less than one year.

The Company has revolving lines of credit with its primary lenders, which provide for borrowing up to $85 million. These lines could be utilized to finance stock repurchase activity, underwrite commercial paper and fund other operating expenses. At June 30, 2004, the Company had no balance in commercial paper outstanding.

The Company maintains available lines of federal funds borrowings at the Federal Reserve Bank of Minneapolis. The Company’s subsidiary bank has the ability to borrow an aggregate of $587 million in federal funds from fourteen nonaffiliated financial institutions. At June 30, 2004, the Company had $208 million outstanding on these lines.

The Company also has a $136 million line of credit from the Federal Reserve under its Primary Credit program, which permits financial institutions with collateralized lines of credit at the Federal Reserve to borrow funds on a short-term basis.  Funds are priced at a spread above the federal funds target rate and are available on an as needed basis.  At June 30, 2004, there was no balance owing on this line.

Additionally, the Company’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”) System. As part of membership, the Company’s subsidiary bank purchased a modest amount of stock of FHLB and obtained advance lines of credit that represent an aggregate of $439 million in additional funding capacity.  At June 30, 2004, the Company had $136 million outstanding on this line.

The $50 million, 7.30% Subordinated Notes issued in June 1997 were paid on June 30, 2004, principally from proceeds of a $40 million unsecured subordinated demand loan from a non-affiliate bank bearing interest at the rate of LIBOR, plus 75 basis points.

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

Based on the results of the simulation model as of June 30, 2004, management would expect net interest income to decrease 2.19%, assuming a 100 basis point increase in market rates.  This exposure exceeds the ALCO guidelines of 1.40%. Assuming rates dropped 100 basis points, management would expect net interest income to decline 2.88%.  This decline exceeds the Company’s internal ALCO guidelines of 1.40%.

Several factors mitigate the Company’s projected exposure to rising and declining rates.  First, management-established risk guidelines are measured against instantaneous rate shocks.  Gradual rate shifts over several months reduce the level of projected risk under both rising and declining rate scenarios.  Also, the current model assumes that there is no room to downprice non-maturity transaction deposits.  Management has effectively floored these liability accounts at current levels in its model.  As an abundance of caution, management believes this is an appropriate assumption for risk management purposes, but management believes there would be the potential for some downpricing on this sizeable volume of liabilities.

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

Based on the model results from June 30, 2004, management would expect equity fair value to decline 6.40% assuming a 100 basis point increase in rates.  This exposure is within the ALCO established guidelines of 10.00%.  Assuming rates declined 100 basis points, the model projects a increase in equity fair value of 1.10%.  This exposure is also within the ALCO established policy guidelines of 10.00%.

The Company does not engage in the speculative use of derivative financial instruments.

Capital Management

Shareholders’ equity was $346 million at June 30, 2004, a decrease of $16 million, or 4.4% from $362 million at December 31, 2003.  Unrealized gain or loss on available-for-sale securities, net of taxes, decreased $18.8 million, or 264.8% from $7.1 million at December 31, 2003 to $(11.7) million at June 30, 2004.  At June 30, 2004, the Company’s Tier 1 capital, total risk-based capital and leverage ratios were 9.64%, 11.27%, and 6.91%, respectively, compared to minimum required levels of 4%, 8% and 3%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases).  Ratios of 6%, 10%, and 5%, respectively, are generally regarded as well capitalized ratios.  At June 30, 2004, the Company had risk-weighted assets of $4.0 billion.  The June 30, 2004 capital ratios include both the $60 million 7.60% junior subordinated debentures issued March 4, 2003 and the $60 million 8.125% junior subordinated debentures issued March 27, 2002.  Capital and leverage ratios remain substantially within minimum regulatory capital limits for a well-capitalized institution.

Stock Repurchases

The Company did not repurchase any shares of its common stock during the second quarter of 2004, as the Company has suspended its repurchase program due to the merger with BancWest.  During the first quarter of 2004, the Company repurchased 582,500 shares of its common stock at prices ranging from $27.28 to $28.33. The Company has 1,783,000 shares that remain authorized for repurchase under existing authorizations.  Since the first quarter of 2000, the Company has repurchased a total of 14.9 million shares of its common stock, which represents approximately 30% of the shares that were outstanding as of March 2000.  For more information on the share repurchase program, see Part II, Item 2.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments

Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into various business arrangements wherein it may be required by the terms of the arrangement to guarantee or invest additional capital as a result of investment opportunities and financial performance.

Mortgage Loan Joint Venture:  The Company, through its subsidiary bank, and Wells Fargo & Company, through its mortgage subsidiary, formed a joint venture mortgage company for the purpose of providing mortgage origination, documentation, servicing process and support for substantially all the residential mortgage business of the Company.  The Company has 50% ownership and 50% voting rights over the affairs of the joint venture and accordingly records its investment and its continuing share of the income or loss of the joint venture under the equity method of accounting.  As a 50% holder of the joint venture, the Company may be required to increase its investment in the joint venture in the event additional investment capital were required.  As of June 30, 2004, the Company’s investment in the joint venture totaled $495,000.

Federal Reserve Stock:  The Company’s affiliate bank is required by Federal banking regulations to be a member of the Federal Reserve System.  As a member of the Federal Reserve System, the Company may be required to maintain stock ownership in the Federal Reserve System in an amount equal to six percent of the affiliate bank’s paid-in capital and surplus.  The affiliate bank is required and currently has purchased an amount of common stock equal to three percent, or one-half the bank’s subscription amount.  At the discretion of the Federal Reserve System, the bank may be required to increase its investment to an amount equal to the full six percent of its total paid-in capital and surplus.  At June 30, 2004, the Company’s investment in the Federal Reserve System totaled $7.9 million.

Contractual Obligations and Other Commercial Commitments:

In the normal course of business, the Company arranges financing through entering into debt arrangements with various creditors for the purpose of financing specific assets or providing a funding source.  The contract or notional amounts of these financing arrangements at June 30, 2004, as well as the maturity of these commitments are (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(in thousands)
Capital lease obligations	$5,375	$1,479	$2,958	$902	$36
Operating leases	9,718	2,317	3,474	2,062	1,865
Demand deposits	442,076	442,076	—	—	—
Savings deposits and interest-bearing checking	2,607,772	2,607,772	—	—	—
Time deposits	1,338,231	982,054	287,761	68,005	411
Federal funds purchased	208,000	208,000	—	—	—
Securities sold under agreement to repurchase	264,433	264,433	—	—	—
Short term debt	155,000	155,000	—	—	—
Long term debt	169,211	500	8,000	37,000	123,711
Lines of credit	715,168	483,308	90,518	36,279	105,063
Standby letters of credit	26,121	19,061	6,094	785	181
Commercial letters of Credit	7,712	7,500	109	103	0
Total	$5,948,817	$5,173,500	$398,914	$145,136	$231,267

Long Term Debt:  At June 30, 2004, the Company had long term debt outstanding of $169.2 million. The subsidiary bank had Federal Home Loan Bank advances totaling $20.5 million outstanding at June 30, 2004.

Also at June 30, 2004, the subsidiary bank had a $25 million unsecured subordinated term note payable to a non-affiliated bank, with a maturity date of December 22, 2007.  The subsidiary bank note payable is subject to covenants that include remaining in compliance with all regulatory agency requirements, providing timely financial information and providing access to certain Company records.  The Company believes it is in full compliance with all long-term debt covenants at June 30, 2004.

At June 30, 2004, the Company has unconditionally guaranteed the obligation of CFB Capital IV, under the $60 million, 7.60% junior subordinated debentures issued March 4, 2003, and the obligation of CFB Capital III, under the $60 million, 8.125% junior subordinated debentures issued March 27, 2002. The $60 million Capital IV securities, which mature March 15, 2033, may be redeemed any time on or after March 15, 2008.  The $60 million Capital III securities, which mature April 15, 2032, may be redeemed any time on or after April 15, 2007.

Capital Lease Obligations:  The Company frequently acquires the rights to equipment used in the operation of the Company by entering into long-term capital leases.  At June 30, 2004, the Company was liable for the payment of lease schedules associated with the acquisition of equipment and premises totaling $4,681,000, exclusive of finance charges.  The effect of capital leases recorded at June 30, 2004 is summarized in the table above.

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

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings:

None.

Item 2.             Changes in Securities, Use of Proceeds and Issuer Repurchase of Securities:

The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of Common Stock.

Company Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares Yet to Purchase
April 2004	0	n/a	1,217,000	1,782,900
May 2004	0	n/a	1,217,100	1,782,900
June 2004	0	n/a	1,217,100	1,782,900

(1)              The Company did not repurchase any shares of common stock during the quarter pursuant to the repurchase program that the Company announced on April 24, 2003 (the “Program”).

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

On June 30, 2004, the Company redeemed its $50 million 7.30% subordinated notes. The Company funded the redemption in part from the proceeds of a short-term debt arrangement.

Item 3.             Defaults upon Senior Securities:

None.

Item 4.             Submission of Matters to a Vote of Security Holders:

The Company held its Annual Meeting of Shareholders on June 30, 2004.  The shareholders took the following actions:

(i)                         The shareholders ratified and approved the Company’s acquisition by BancWest Corporation.  25,628,594 votes were cast for the resolution; 811,242 were cast against the resolution; 6,023,763 broker non-votes were cast; and 108,913 votes abstained.

(ii)                      The shareholders elected eleven directors to hold office until the next Annual Meeting of Shareholders or until their successors are elected.  The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees.

	Votes For	Votes Withheld
Mark A. Anderson	31,876,747	695,763
Patrick Delaney	29,989,018	2,583,492
John H. Flittie	31,603,133	969,377
Thomas Gallagher	31,619,833	952,677
Darrell G. Knudson	31,896,025	676,485
Dawn R. Elm	31,891,340	681,170
Rahn Porter	31,617,029	955,481
Marilyn Seymann	31,853,929	718,581
Harvey L. Wollman	31,889,578	682,932
Lauris N. Molbert	31,609,373	963,137
Karen M. Meyer	31,894,492	678,018

(iii)                   The shareholders ratified and approved the election of Ernst & Young LLP as the independent public accountants for the Company for the current fiscal year.  31,614,726 votes were cast for the resolution; 896,597 votes were cast against the resolution; and 61,187 votes abstained.

Item 5.             Other Information:

On March 16, 2004, the Company and BancWest Corporation announced they had signed a definitive agreement wherein the Company would be acquired by BancWest Corporation, issued a press release and filed a current report on Form 8-K with the Commission.

Item 6.             Exhibits and Reports on Form 8-K:

(a)                      Exhibits:

10.1               Harris Bank Line of Credit Agreement and $40 million demand note dated June 29, 2004.

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

On April 15, 2004, the Company furnished a current report under Items 9 and 12 on Form 8-K related to a press release dated April 15, 2004 announcing the Company’s results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANKSHARES, INC.

Date: August 6, 2004	/s/ Mark A. Anderson
Mark A. Anderson
President and Chief Executive Officer

Date: August 6, 2004	/s/ Craig A. Weiss
Craig A. Weiss
Executive Vice President and Chief Financial Officer